Form 10-K
period 2024-12-31
CELESTICA INC
filed 2025-03-03
CIK 1030894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
or
☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                           to

Commission file number: 1-14832
___________________________________________________________________
CELESTICA INC.
(Exact name of registrant as specified in its charter)

Ontario, Canada	98-0185558
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5140 Yonge Street, Suite 1900
Toronto, Ontario, Canada	M2N 6L7
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 416-448-2211
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares	CLS	New York Stock Exchange
___________________________________________________________________________
Securities registered pursuant to Section 12(g) of the Act:
N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act
 Large accelerated filer ☒                                         Accelerated filer ☐
Non-accelerated filer ☐                              Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the Common Shares as reported on the New York Stock Exchange on June 28, 2024, was approximately $6.7 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
The number of the registrant's Common Shares outstanding as of the close of business on February 20, 2025 was 115,959,118. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated herein by reference to the definitive Proxy Statement for the Company's 2025 Annual and Special Meeting of Shareholders (the "2025 Proxy Statement") where indicated, which will be filed not later than 120 days after the end of the fiscal period covered by this report.

i

Part I.
     In this Annual Report on Form 10-K for the year ended December 31, 2024 (referred to herein as "this Annual Report"), "Celestica," the "Corporation," the "Company," "we," "us" and "our" refer to Celestica Inc. and its subsidiaries.
In this Annual Report, the United States is referred to as the "U.S." Unless we indicate otherwise: (i) all dollar amounts are expressed in U.S. dollars; (ii) all references to "U.S.$" or "$" are to U.S. dollars and all references to "C$" are to Canadian dollars; and (iii) any references to a conversion between U.S.$ and C$ is a conversion at the average of the exchange rates in effect for the year ended December 31, 2024. During that period, based on the relevant noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Board of Governors of the U.S. Federal Reserve System, the average daily exchange rate was U.S.$1.00 = C$1.3699. Note that use of the word "including" in this Annual Report means "including, without limitation."
Unless we indicate otherwise, all information in this Annual Report is stated as of February 28, 2025.
Forward-Looking Statements and Risk Factor Summary
This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (U.S. Securities Act) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (U.S. Exchange Act), and "forward-looking information" within the meaning of applicable Canadian securities laws (collectively, forward-looking statements), including, without limitation, statements related to: our priorities, intended areas of focus, targets, objectives and goals; trends in the electronics manufacturing services (EMS) industry and our segments (and/or their constituent businesses) and their anticipated impact; the anticipated impact of current market conditions and customer-specific factors on each of our segments (and/or their constituent businesses) and near term expectations; potential restructuring and divestiture actions; our anticipated financial and/or operating results and outlook, including expected revenue increases and decreases (or remaining flat), as well as growth in certain businesses and end markets; our strategies; our credit risk; the potential impact of acquisitions, or program wins, transfers, losses or disengagements; materials, component and supply chain constraints; anticipated expenses, capital expenditures and other working capital requirements and contractual obligations (and intended methods of funding such items); the potential impact of trade policies between countries in which we conduct business (including the potential tariffs implemented by U.S. government); the impact of our price reductions and longer payment terms; our intended repatriation of certain undistributed earnings from non-Canadian subsidiaries (and amounts we do not intend to repatriate in the foreseeable future); the potential impact of tax and litigation outcomes; investor dissatisfaction with inclusion, employee engagement, and other environmental, social and governance (ESG) matters; our intention to settle employee share unit awards in common shares (Common Shares); our ability to use certain tax losses; intended investments in our business; the potential impact of the pace of technological changes, customer outsourcing, program transfers, and the global economic environment; the intended method of funding Common Share repurchases; the impact of our outstanding indebtedness; liquidity and the sufficiency of our capital resources; our intention to settle outstanding equity awards with Common Shares; our financial statement estimates and assumptions; recently-issued accounting pronouncements and amendments; the potential adverse impacts of events outside of our control (including those described under "External Factors that May Impact our Business" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (External Events)); mandatory prepayments under our credit facility; pension plan funding requirements and obligations, and the impact of annuity purchases; our compliance with covenants under our credit facility; refinancing debt at maturity; interest rates and expense; income tax incentives; accounts payable cash flow levels; accounts receivable sales; expectations with respect to reporting units with goodwill; our future warranty obligations; cybersecurity threats and incidents; our intentions with respect to environmental assessments for newly-leased or acquired properties; our expectations with respect to expiring leases; our intention to retain earnings for general corporate purposes; costs in connection with our pursuit of acquisitions and strategic transactions; and expectations regarding the acceptance of offers to sell accounts receivable (A/R) under our A/R sales programs and supplier financing programs.
Forward-looking statements appear throughout this Annual Report, including, without limitation, in the following sections: Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors," and Part II, Item 7, MD&A. Such forward-looking statements may, without limitation, be preceded by, followed by, or include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "continues," "project," "target," "objective," "goal," "potential," "possible," "contemplate," "seek," or similar expressions, or may employ such future or conditional verbs as "may," "might," "will," "could," "should" or "would," or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, where applicable, and applicable Canadian securities laws.
Forward-looking statements contained in this Annual Report are based on various assumptions, many of which involve factors that are beyond our control. Our material assumptions include: growth in manufacturing outsourcing from customers in diversified markets; our ability to retain programs and customers, including no unexpected customer or program transfers, losses or disengagements; no unforeseen adverse changes in our mix of businesses; no undue negative impact on our customers' ability to compete and succeed using products we manufacture and services we provide; continued growth in our end markets; our ability to successfully diversify our customer base and develop new capabilities; anticipated demand levels across our businesses; continued growth in the advancement and commercialization of artificial intelligence (AI) technologies and cloud computing; supporting sustained high levels of capital expenditure investments by leading hyperscaler, AI and data center customers; no significant unforeseen negative impacts to our operations; no unforeseen materials price increases, margin pressures, or other competitive factors affecting the EMS or original design manufacturer (ODM) industries in general or our segments in particular; compliance by third parties with their contractual obligations; that our customers will retain liability for product/component tariffs and countermeasures; our ability to keep pace with rapidly changing technological developments; the successful resolution of quality issues that arise from time to time; fluctuation of production schedules from our customers in terms of volume and mix of products or services; the timing and execution of, and investments associated with, ramping new business; supplier performance and quality, pricing and terms; the costs and availability of components, materials, services, equipment, labor, energy and transportation; no significant decline in the global economy or in economic activity in our end markets due to a major recession or otherwise; no unforeseen disruptions due to geopolitical factors (including war) causing significant negative impacts to economic activity, global or regional supply chains or normal business operations; that global inflation will not have a material impact on our revenues or expenses; the impact of anticipated market conditions on our businesses; the stability of currency exchange rates; the availability of capital resources for, and the permissibility under our credit facility of, repurchases of outstanding Common Shares under our current normal course issuer bid (NCIB), and compliance with applicable laws and regulations pertaining to NCIBs; compliance with applicable credit facility covenants and the components of our leverage ratios (as defined in our credit facility); our maintenance of sufficient financial resources to fund currently anticipated financial actions and obligations and to pursue desirable business opportunities; global tax legislation changes; the timing, execution and effect of restructuring actions; and no unforeseen adverse changes in the regulatory environment.
Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission (SEC). You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in the Risk Factor Summary below and in Part I, Item 1A of this Annual Report under the heading “Risk Factors,” which are incorporated herein by reference, and subsequent Quarterly Reports on Form 10-Q and other documents filed with the SEC, and as applicable, the Canadian Securities Administrators.
Risk Factor Summary
Forward-looking statements are provided to assist readers in understanding management's current expectations and plans relating to the future. Readers are cautioned that such information may not be appropriate for other purposes. Forward-looking statements are not guarantees of future performance and are subject to risks that could cause actual results to differ materially from those expressed or implied in such forward-looking statements, including, among others, as is described in more detail in Item 1A, “Risk Factors” and elsewhere in this Annual Report:
Risks Related to Our Business and Operations
•dependence on a limited number of customers and end markets;
•challenges in managing changes in customer demand;

•dependence on our customers' ability to compete and succeed in the marketplace using products we manufacture and services we provide;
•dependence on third parties to supply certain materials;
•our products and services involve inventory risk;
•change in the mix of customers and/or the types of products or services we provide;
•challenges associated with new customers or programs, or the provision of new services;
•customer relationships with emerging companies;
•recruitment and retention of skilled talent;
•variability of revenue and operating results;
•difficulties expanding or consolidating our operations or introducing new competencies or new offerings;
•integration and other challenges with respect to our acquisitions and strategic transactions;
•quality and execution issues;
•disruptions to operations by events outside our control;
•disruptions to our information technology (IT) systems and IT infrastructure;
•dependence on winning competitive bid selection processes;
•changes to our operating model;
•issues in the development and use of AI;
•actions by activist shareholders;
•impact of climate change;

Risk Related to Our Industry
•cyclical and volatile semiconductor industry;
•competitive industry and aggressive pricing dynamics;
•rapidly evolving technology;

Risks Related to the International Nature of our Business
•global economic and political uncertainty;
•A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards;
•geopolitical uncertainty;
•foreign currency exchange rate fluctuations;
•global operations and supply chain risks;
•regulation of AI/Machine Learning (AI/ML) technology;

Financial Risks
•interest rate fluctuations;
•volatility in commodity prices;
•rising labor costs;
•deterioration in financial markets or the macro-economic environment;
•non-performance by counterparties;
•debt and equity financing;
•substantial third-party debt to fund acquisitions;
•tax risks;
•restructuring charges;
•impairment charges and operating losses;
•ability to prevent or detect all errors or fraud;
•pensions and other benefit plan contributions;
•changes in judgments, estimates and assumptions;

•compliance with credit facility covenants;
•total return swap agreement (TRS Agreement);
•refinancing risks;
•credit rating;

Legal/Regulatory Risks
•protection of intellectual property (IP);
•U.S. policies or legislation;
•product liability/warranty claims;
•compliance with customer-driven policies and standards, and third-party certification requirements;
•compliance with governmental laws, regulations, and obligations;
•compliance with employment laws and regulations;
•litigation and proceedings;
•changes in accounting standards;
•potential unenforceability of judgments;
•ESG initiatives;
•costs related to reporting requirements applicable to U.S. domestic issuers;

Risks Related to our Common Shares
•volatility in market price;
•determination not to repurchase Common Shares for cancellation;
•vulnerability to take-over or tender offer; and

General Risk Factors
•negative publicity.
All forward-looking statements attributable to us are expressly qualified by the cautionary statements included in this Annual Report.
Item 1.    Business
Background
We were incorporated in Ontario, Canada on September 27, 1996. We are a corporation domiciled in the Province of Ontario, Canada and operate under the Business Corporations Act (Ontario) (OBCA). Our principal executive offices are located at 5140 Yonge Street, Suite 1900, Toronto, Ontario, Canada M2N 6L7. Our telephone number is (416) 448-5800, and our internet address is www.celestica.com. Information on our website is not incorporated by reference into this Annual Report.
Prior to our incorporation, we were an IBM manufacturing unit that provided manufacturing services to IBM for more than 75 years. In 1993, we began providing electronics manufacturing services to non-IBM customers. In October 1996, we were purchased from IBM by an investor group led by Onex Corporation (Onex), and in 1998, we completed our initial public offering. In June 2023 and August 2023, Onex (our then-controlling shareholder), completed underwritten secondary public offerings of an aggregate of approximately 18.8 million of our Subordinate Voting Shares (now designated Common Shares). In connection with such offerings, we converted all of our outstanding multiple voting shares (MVS) into Subordinate Voting Shares (now designated Common Shares). Subsequent to the August 2023 secondary offering, we have no MVS outstanding and Onex is no longer our controlling shareholder.
See "Overview — Celestica's business" and "Recent Developments" in Item 7, MD&A for a discussion of recent trends impacting our businesses.

Business Overview
General
We deliver innovative supply chain solutions globally to customers in two operating and reporting segments: Advanced Technology Solutions (ATS) and Connectivity and Cloud Solutions (CCS).
Our ATS segment consists of our ATS end market, and is comprised of our aerospace and defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Our Capital Equipment business is comprised of our semiconductor and display businesses. Our CCS segment consists of our Communications and Enterprise end markets. Our Enterprise end market is comprised of our servers and storage businesses. All period percentages and financial information in this Annual Report reflect the current presentation. See note 22 to the 2024 consolidated annual financial statements (2024 AFS) included herein.
Our customers include original equipment manufacturers (OEMs), cloud-based and other service providers, including hyperscalers, and other companies in a wide range of industries. Our global headquarters is located in Toronto, Ontario, Canada. We operate a network of sites and centers of excellence (discussed below) strategically located in North America, Europe and Asia, with specialized end-to-end supply chain capabilities tailored to meet specific market and customer product lifecycle requirements.
We offer a comprehensive range of product manufacturing and related supply chain services to customers in both of our segments, including design and development, new product introduction, engineering services, component sourcing, electronics manufacturing and assembly, testing, complex mechanical assembly, systems integration, precision machining, order fulfillment, logistics, product licensing, and after-market repair and return and IT asset management and disposition (ITAM/ITAD) services. Our Hardware Platform Solutions (HPS) offering, within our CCS segment, includes the development of infrastructure platforms, hardware and software design solutions, including open-source software that complements our hardware offerings, and services that can be used as-is, or customized for specific applications in collaboration with our customers, and management of program design and aspects of the supply chain, manufacturing, and after-market support, including ITAM/ITAD.
We believe our services and solutions create value for our customers by enabling their strategies, while accelerating their time-to-market, and by providing higher quality, lower cost, and reduced cycle times (as compared to insourcing) in our customers' supply chains. We believe this results in lower total cost of ownership, greater flexibility, higher returns on invested capital and improved competitive advantage for our customers in their respective markets.
We depend on a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 73% of total revenue for 2024, 64% for 2023 and 66% for 2022. In 2024, two customers (each in our CCS segment) individually represented 10% or more of total revenue in 2024 (28% and 11%, respectively). In 2023, one customer (in our CCS segment) individually represented 10% or more of total revenue (22%). In 2022, two customers (each in our CCS segment) individually represented 10% or more of total revenue (11% for each customer). Significant reductions in, or the loss of, revenue from these or any of our major customers may have a material adverse effect on us. See Item 1A, Risk Factors — "We are dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our operating results, financial position and cash flows."
Products and services in our ATS segment are extensive and are often more regulated than in our CCS segment, and can include the following: government-certified and highly-specialized manufacturing, electronic and enclosure-related services for A&D customers; high-precision semiconductor and display equipment and integrated subsystems; a wide range of industrial automation, controls, test and measurement devices; engineering-focused engagements, including in the areas of telematics, human machine interface, Internet-of-Things and embedded systems; advanced solutions for surgical instruments, diagnostic imaging and patient monitoring; and efficiency products to help manage and monitor the energy and power industries. Products and services in our CCS segment consist predominantly of enterprise-level data communications and information processing infrastructure products and systems, and can include routers, switches, data center interconnects, edge solutions, servers and storage-related products used by a wide range of businesses and cloud-based and other service providers to manage digital connectivity, commerce and social media applications. Our ATS segment businesses typically have higher margin profiles and margin volatility, higher working capital requirements, lower volumes and longer product lifecycles than the traditional businesses in our CCS segment. Within our CCS segment, however, our HPS business (which includes firmware/software enablement across all primary IT infrastructure data center technologies, open-source software offerings that complement our hardware platforms, and after-market services, including ITAM/ITAD) typically has a higher margin profile than our traditional CCS businesses, but also requires specific investments (including research and development (R&D)) and higher working capital. Our CCS segment generally experiences a high degree of volatility in terms of revenue and product/service mix, and as a result, our CCS segment margin can fluctuate from period to period. In recent periods, we have experienced an increasing shift in the mix of our programs towards cloud-based and other service providers, which are cyclically different from our traditional OEM customers, creating more volatility and unpredictability in our revenue patterns, and additional challenges with respect to the management of our supply chain and working capital requirements.
We remain committed to making the investments we deem necessary to support our long-term growth strategy, strengthen our competitive position, enhance customer satisfaction, and increase long-term shareholder value. Within both of our segments, we are focused on: increased penetration in our end markets; diversifying our customer mix and product portfolios, including increasing design and development, engineering, and after-market services (higher value-added services); and diversifying our capabilities and supply chain. We intend to continue to expand our business by growing our CCS segment, focusing on our HPS business, high-value EMS programs (including with hyperscalers) and services, and by continuing to pursue new customers and acquisition opportunities in both of our segments. See "Celestica's Strategy" below for a discussion of our strategy, and Item 7, MD&A for a discussion of our current priorities.
EMS Industry
Overview
Leading EMS companies manage global networks that are capable of delivering customized supply chain solutions. They offer end-to-end services for the entire product lifecycle, including design and engineering services, manufacturing, assembly, testing, systems integration, fulfillment and after-market services. Our customers, which include OEMs, cloud-based and other service providers (including hyperscalers), and other companies in a wide range of industries, outsource these services to address challenges related to cost, asset utilization, quality, time-to-market, demand volatility, customer support, and rapidly changing technologies. In particular, service providers have utilized our services to expand and optimize their data centers to enable their strategies.
We believe outsourcing by these companies will continue across a number of industries as a means to:
Reduce Operating Costs and Invested Capital. Global EMS companies can provide access to a network of manufacturing sites with supply chain management expertise, advanced engineering capabilities, flexible capacity and economies of scale. As a result, outsourcing to such companies can reduce customers' overall product lifecycle and operating costs, working capital, and property, plant and equipment investment requirements.
Focus Resources on Core Competencies. EMS customers are able to prioritize their resources on product development, sales, marketing and customer service by outsourcing design, engineering, manufacturing, supply chain, product lifecycle management, and other product support requirements.
Improve Time-to-Market. We believe that companies can significantly improve their product development cycles and enhance time-to-market by benefiting from the expertise and infrastructure of EMS providers, including their capabilities relating to design and engineering services, prototyping and the rapid ramp-up of new products to high-volume production, all with the critical support of global supply chain management and manufacturing networks.
Utilize EMS Companies' Procurement, Inventory Management and Logistics Expertise. We believe that the successful manufacturing of electronic products requires significant resources to manage the complexities in planning, procurement and inventory management, frequent design changes, short product lifecycles and product demand fluctuations. Companies can help manage these complexities by outsourcing to those EMS providers that (i) possess sophisticated IT systems and global supply chain management capabilities and (ii) can leverage significant component procurement advantages to lower product costs.
Access Leading Engineering Capabilities and Technologies. EMS providers can assist companies in the development of new product concepts, the re-design of existing products, and improvements with respect to the performance, cost and time required to bring products to market. In addition, companies can gain access to high-quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

Improve Access to Global Markets. EMS companies with global infrastructure and support capabilities help to provide customers with efficient world-wide manufacturing solutions, distribution capabilities and after-market services.
Access Value-Added Service Offerings. EMS providers strive to expand their offerings to include services such as testing, fulfillment and after-market services, including repair and recycling, to encourage companies to outsource more of their cost of goods sold.
Original Design Manufacturer Industry
Celestica is increasingly engaged as an ODM by our customers. As part of Celestica's ODM offerings, we design and manufacture products, either as customized solutions, white box solutions or under Joint Design and Manufacturing (JDM) engagements in collaboration with our customers. This business is primarily within our HPS business.

As part of our value-added services offerings, Celestica is involved in product design and R&D activities, particularly related to IT hardware offerings including networking switches and compute and storage products. In recent years, Celestica has become more regularly viewed by customers, competitors and industry analysts as an ODM within these markets. Our customers utilize Celestica's services in our capacity as an ODM for benefits such as manufacturing at scale, supply chain management and other value propositions offered by EMS providers discussed above.

We believe the primary differences in the value proposition of an ODM when compared to the EMS business include:

(1) Design engineering services. ODM providers have a more significant level of involvement in the design of the manufactured products than EMS providers, whether fully designed by the ODM’s engineering teams (often marketed as a white box solution) or in collaboration with the customer known as JDM. (2) R&D. An ODM provider may engage in R&D activities related to new product design, optimization and other innovations, which often results in the creation of IP. Customers are able to leverage the ODM’s IP portfolio and R&D capabilities to lower the cost and timeframe of product design, development and launch.

A customer may elect to use an ODM provider as it allows them to customize the features and design of the solution, which may be optimized for performance or cost, to better serve the customer’s requirements. This is in contrast to using an OEM product, which is often a fully-designed or “off-the-shelf” solution, which may have minimal, or no ability, to be customized by the customer.
Celestica's Strategy
We constantly seek to advance our quality, engineering, manufacturing, design, and supply chain capabilities. We will continue to focus on our pursuit of the following, intended to strengthen our competitive position and enhance customer satisfaction and shareholder value:
Increase Penetration in our End Markets/Offerings. We continually strive to further diversify our portfolio. Our goal is to increase our presence across our high-value markets, with particular emphasis on expanding our ATS segment, HPS business and high-value EMS programs (including with hyperscaler customers). Although our ATS segment revenue in 2024 decreased 5% compared to 2023, we continue to target an average annual revenue growth rate of 10% over the long-term. Within our CCS segment revenue, our HPS business saw revenue growth of 63% in 2024 compared to 2023. In 2024, HPS revenue accounts for 29% of total revenue (2023 — 21%, 2022 — 25%).
Our end market revenue as a percentage of total revenue is as follows:

	2024	2023	2022
ATS	33%	42%	41%
Communications	41%	33%	40%
Enterprise	26%	25%	19%

Selectively Pursue Acquisitions and Strategic Transactions. We will continue to selectively seek acquisition opportunities and strategic transactions in order to (i) profitably grow our revenue, (ii) further develop strategic relationships with customers in our end markets; (iii) enhance the scope of our capabilities and service offerings, (iv) enhance our IP portfolio, and (v) expand our capabilities and offerings to include further after-market services and product licensing opportunities.
Continuously Improve Operational Performance. We will continue to focus on: (i) managing our mix and volume of business and service offerings to improve our overall margins, (ii) leveraging our supply chain practices globally to lower materials costs, minimize lead times and improve our planning cycle to better meet volatility in customer demand and improve asset utilization and inventory levels, (iii) successfully ramping new programs, and (iv) improving operating efficiencies to reduce costs and improve margins. In order to help us streamline our processes, we continue to invest in our "digital factory," which automates and connects our equipment, people and systems throughout our global network, including our customers and suppliers. Our mix of programs, and operating leverage across several of our businesses had a favorable impact on our gross margin in 2024. In addition, our ongoing cost reductions initiatives, which are intended to further streamline our business, increase operational efficiencies and improve our productivity, have had a favorable impact on our profitability.
Develop and Grow Trusted Relationships with Leading Customers. We continue to pursue profitable, strategic relationships with industry leaders that we believe can benefit from our services and solutions. We strive to respond to our customers' needs with speed, flexibility and predictability. We have established and maintain strong relationships with a diverse mix of leading OEMs, cloud-based and other service providers and other companies across our end markets. We believe that our customer base is a strong potential source of growth for us as we seek to strengthen these relationships through the delivery of additional services.
Expand Range of Service Offerings and Continue to Invest in Engineering and Supply Chain Solutions and Services. We continually seek to expand the services we offer to our customers, and we are committed to meeting our customers' needs in the areas of technology, engineering, quality, product lifecycle management and supply chain management. We believe our expertise in these areas enables us to meet the rigorous demands of our customers, allows us to produce a variety of electronic products ranging from high-volume electronics to highly complex technology infrastructure products used in a broad array of industries, and allows us to deliver consistently reliable products to our customers. We also believe the systems and collaborative processes associated with our expertise in supply chain management help us to adjust our operations to meet customer lead time requirements, and quickly and effectively deliver products directly to end customers. We collaborate with our suppliers to influence component design for the benefit of our customers. As a result of the successes that we have had in these areas, we have been recognized with numerous customer and industry achievement awards.
Enhance our Capabilities in R&D, New Technology Development, Quality Products and Design to support our HPS Business. We continually invest in our internal R&D capabilities to support the development of new technologies, products and IP, which support the offering within our HPS business. As an ODM, we believe it is critical for our competitive positioning to be competent in working with leading edge technologies for IT hardware products across networking, server and storage categories. Investment in our design and engineering capabilities and products roadmaps is required in order to maintain our technology leadership throughout upgrade cycles and to support our customers in their deployments of their critical IT products and infrastructure. We also invest in software engineering capabilities in order to support our customers on enablement of open-sourced solutions.
See Item 7, MD&A — "Operating Goals and Priorities" for a discussion of our current priorities and areas of focus.
Celestica's Business
Innovative Supply Chain Solutions and Services
We are a global provider of innovative supply chain solutions. We offer a range of services including design and development, engineering services, supply chain management, new product introduction, component sourcing, electronics manufacturing, assembly, testing, complex mechanical assembly, systems integration, precision machining, order fulfillment, logistics, product licensing, and after-market repair and return and ITAM/ITAD services. Our design and development services include our HPS offering, which consists of developing infrastructure platforms, hardware and software design solutions, including open-source software that complements our hardware offerings, and services in collaboration primarily with CCS segment customers, as well as managing aspects of the supply chain and manufacturing, including firmware/software enablement across all primary IT infrastructure data center technologies, and after-market support, including ITAM/ITAD. We believe that our HPS offering helps to differentiate us from other EMS providers, by encompassing advanced technology design solutions that customers can tailor to their specific platform applications. We execute our business in our global network of sites, including our designated centers of excellence, strategically located in North America, Europe and Asia. We leverage these sites and centers of excellence, IT, and our supply chain expertise using collaborative processes and a team of highly skilled, customer-focused employees. We believe that our ability to deliver a range of supply chain and hardware solutions to our customers provides them with a competitive lead time, and advantages in quality, flexibility and total cost of ownership.
The objective of our centers of excellence program is to help ensure that our operations reflect a solid understanding of the markets we serve, have current capabilities and standardized practices, and are positioned to provide efficiency, consistency, and value to our customers around the globe. To obtain "center of excellence" status, our sites must meet our defined criteria pertaining to quality, supply chain capabilities, Lean and Six Sigma, market specific certifications (to the extent applicable), and other matters regarding their operations.
Quality, Lean and Six Sigma Culture
We believe one of our key strengths, compared to our competitors, is our ability to consistently deliver high quality services and products. We maintain a robust quality management system focusing on continuous process improvements and ensuring high levels of customer satisfaction. In order to be successful, we employ advanced statistical engineering techniques and other tools designed to enhance production and service quality. Our principal sites are ISO 9001 and ISO 14001 certified, adhering to international quality management standards and equipped with necessary industry specific certifications.
Our Celestica Operating System (COS) consists of the application of global standard processes to all critical aspects of our operations, including quality, supply and operations planning, new product introduction, daily visual performance management, and continuous operational improvement through a "Plan Do Check Adjust" cycle. The COS is intended to improve cost productivity, create accountable teams, and assure consistent performance.
In addition to these standards, we deploy Lean initiatives to help drive manufacturing efficiencies, cycle times velocities and improved product quality, and use Six Sigma extensively in an effort to reduce process variation and to drive root cause problem-solving. Lean and Six Sigma methods are also used in non-production areas to streamline our processes and eliminate waste. We apply the knowledge we gain in our after-market services to help improve the quality and reliability of next-generation products. We believe that success in these areas helps our customers to lower their costs, positioning them more competitively in their respective markets.
Design and Engineering Services
Our global design teams are focused on delivering flexible solutions and expertise, intended to help customers reduce overall product costs, improve time-to-market, introduce competitively differentiated products, and drive hardware innovations. For customer-owned designs, we augment their design teams, and utilize our proprietary design analysis tools to minimize design revisions and to achieve improved manufacturing yields. Our HPS offering includes the development of infrastructure platforms and hardware and software design solutions in collaboration with customers, managing aspects of the supply chain, manufacturing their products and providing ITAM/ITAD services. Our HPS offering is an engineering-led, IP-based offering that allows us to drive hardware innovation and solutions for our customers and further broaden our value proposition by leveraging our ecosystem partners and broad range of capabilities across the product lifecycle. We continue to invest in leading-edge product roadmaps and design capabilities aligned with both market standards and emerging technologies in support of our HPS offering. We deliver both partially customized HPS products, and complete hardware platform solutions to customers in the storage, servers, and communications markets. These products and solutions are intended to help our customers reach their markets faster and enable their strategies, while reducing total costs, increasing supply chain resilience and building valuable IP for their product portfolios and/or data centers. Through our collective experience with common technologies across multiple industries and product groups, we believe we provide quality and cost-focused solutions for a wide range of our customers' design needs and strategies.

We collaborate with some of our core customers' product designers in the early stages of product development, using advanced tools to enable new product ideas to progress from electrical and application-specific integrated circuit design, to simulation, physical layout and design review, all intended to ensure readiness for manufacturing. We use our design expertise to create innovative technologies and hardware product solutions, and leverage key ecosystem partners to drive both innovation and supply chain leverage. Our HPS offering encompasses advanced technology infrastructure platforms, and hardware and software design solutions that customers can tailor to their specific applications. We believe that collaboration between our customers' teams, key ecosystem partners, and our design and manufacturing groups helps to ensure that new designs are released rapidly, smoothly and cohesively into production.
Our engineering services team works with our customers throughout the product lifecycle. We believe our engineering expertise and experience in product and process design, design review, product test solutions, assembly technology, automation, and quality and reliability, position us to deliver the services required to address the challenges facing our customers. We maintain ties with key industry associations and engineering firms to help us stay apprised of advances in technical knowledge.
R&D and IT Hardware for the Data Center Customers
We provide a comprehensive suite of products and services for our data center customers, including hyperscalers, cloud and AI service providers and enterprise, as well as IT OEMs. We engage with these customers in a capacity as both an EMS and ODM provider, and provide a range of services including R&D, design (including JDM), fully designed white box solutions, manufacturing, engineering and testing. Our capabilities span across various categories of IT hardware including networking (including optical modules and Ethernet switches, amongst other products), servers (including AI/ML compute), storage, and data center racks. The products we manufacture and assemble may be used directly by our customers in their own data centers, as in the case of hyperscalers or enterprise customers, or may be re-sold to end users by our OEM customers.
Prototyping and New Product Introduction
Prototyping is a critical early-stage process in the development of new products. Our engineers collaborate with our customers' engineers to provide quick responses in the early stages of the product development lifecycle.
Supply Chain Management and Services
We use advanced planning, analytics, enterprise resource planning, and supply chain management systems to optimize materials management from suppliers to our customers' customers. We believe that the effective management of the supply chain is critical to our customers' success, as it directly impacts the time and cost required to deliver products to market and the capital requirements associated with carrying inventory.
We strive to reduce our customers' total cost of ownership by providing lower costs and reduced cycle times in their supply chain, and by delivering higher quality products. We also strive to align our preferred suppliers in close proximity to our centers of excellence to increase the speed and flexibility of our supply chain, to deliver higher quality products and to reduce time-to-market.
Through our global supply chain management processes and integrated IT tools, we endeavor to provide our customers with enhanced visibility to balance their global demand and supply requirements, including inventory and order management.
Manufacturing Services
Printed Circuit Board Assembly
Printed circuit board (PCB) assembly includes the attachment of electronic components, such as capacitors, microprocessors, resistors and memory modules, to PCBs. Our global network of engineers helps us to provide our customers with full PCB assembly technology capabilities. These capabilities include design for manufacturing, PCB layout, packaging, assembly (circuit card assembly (CCA)), lead-free soldering, test development, and data analytics for complex flexible and rigid-flex circuits and hybrid PCBs.

Complex Mechanical Assembly
We provide systems integration and precision machined components to our Capital Equipment customers. Complex mechanical systems integration consists of multiple interconnected subsystems that interact with various materials, e.g., fluids, solids, particles and rigid bodies. Such systems are often used in advanced manufacturing applications such as semiconductor manufacturing, display manufacturing (including LCD, OLED, QLED and other displays), medical applications using robotics, and other applications where precise standards are required. We also provide complex mechanical assembly primarily to our aerospace customers, including wire harness assembly, systems integration, sheet metal fabrication, welding and machining.
Precision Machining
We utilize specialized computer-controlled machines to manufacture high quality components to tight tolerance requirements. Such components are often used in applications similar to those noted above for complex mechanical assembly.
Energy Services
We provide integrated solutions and services to our renewable energy customers in the areas of power generation, conversion and monitoring. Our energy portfolio includes power inverters, energy storage products, smart meters and other electronic componentry, and encompasses complete product lifecycle solutions, including design, manufacturing and reliability services.
Systems Assembly and Testing
We use sophisticated technologies in the assembly and testing of our products. We continue to make investments in the development of automated solutions, as well as new assembly and test process techniques intended to enhance product quality, reduce cost and improve delivery time to customers. We work independently and also collaborate with customers and suppliers to develop assembly and test technologies. Systems assembly and testing require sophisticated logistics capabilities to rapidly procure components, assemble products, perform complex testing and distribute products to customers around the world. Our full systems assembly services involve combining and testing a wide range of sub-assemblies and components before shipping them to their final destination. Some customers require custom build-to-order system solutions (including data-center rack integration) with very short lead times, and we are focused on using our advanced supply chain management capabilities to respond to our customers' needs.
Quality and Product Assurance
We offer comprehensive reliability testing, inspection and qualification services to support our customers throughout the entire product lifecycle. Our quality and product assurance teams conduct rigorous testing to ensure designs meet or exceed required specifications. With expertise in testing to various industry standards, we collaborate closely with our customers to implement customized test protocols. This proactive approach helps identify certification risks early in the product development process, ultimately reducing costs and accelerating time to market.
Failure Analysis and After-Market Services
Our extensive failure analysis capabilities concentrate on identifying the root cause of product failures and determining corrective actions. Products are subjected to various environmental extremes, including temperature, humidity, vibration, voltage and contamination. Field conditions are simulated in failure analysis laboratories which employ electron microscopes, spectrometers and other advanced equipment. Our engineers work proactively in partnership with suppliers and customers in an effort to discover product failures before products are shipped, and to develop and implement solutions if required.
We also seek to provide value to our customers through our after-market services offerings which include repair, fulfillment, reverse logistics, ITAM/ITAD, reclamation and returns processing and prevention. Our fulfillment offering includes the design and management of integrated supply chain and materials management for light manufacturing and final assembly and reclamation. Our reverse logistics offering includes the design and management of transportation networks, warehousing and distribution of products, asset recovery services, and transportation and supply chain event monitoring. Our ITAM/ITAD offering is a single source solution to dispose of IT assets with optimal sustainability including hardware buyback, remarketing/resale, data erasure and destruction, parts harvesting, redeployment and donations. Our returns processing and prevention offering provides our customers with product screening and testing and product design and process analysis. Our reclamation offering includes product disassembly, reassembly and re-use, as well as certified scrap disposition processing. We offer these services individually or integrated through a 'Control Tower' model which coordinates our people, systems and processes with those of our customers to improve service levels by providing an increased level of visibility and analytics throughout the entire after-market value chain.
Product Licensing
With respect to our partners that are seeking to rationalize their product lines, licensing to us provides them with an alternative to sale or discontinuation. Celestica manages the entire business process for the licensed product or product line, including order acceptance, customer service, engineering, supply chain, obsolescence management, manufacturing, logistics, service parts offering, and after-market services. This allows our partners to continue to serve their customers while maintaining ownership of their IP, and to redeploy their resources for other uses.
Geographies
For each of 2022, 2023 and 2024, approximately 70% of our revenue was produced in Asia and approximately 20% of our revenue was produced in North America. See note 22 to the 2024 AFS. Revenue produced in Canada represented approximately 5% of revenue in each of 2024, 2023 and 2022. Our property, plant and equipment (PP&E) and operating lease right-of-use (ROU) assets in Canada represented 4% of our total PP&E and operating lease ROU assets at December 31, 2024 (December 31, 2023 — 4%; December 31, 2022 — 6%). A listing of our principal locations is included in Item 2, "Properties." Certain geographic information for countries with 10% or more of our external revenue and PP&E and operating lease ROU assets is set forth in note 22 to the 2024 AFS included herein.
Marketing and Customer Experience
We structure our business development teams by end market, with a focus on offering market insight and expertise, and complete manufacturing, HPS (in the case of our CCS segment) and supply chain solutions to our customers. We have customer-focused teams, each headed by a group general manager who oversees the global relationship with our key customers. These teams work with our subject matter experts to meet the requirements of each customer's product or supply chain. Our global network is comprised of such customer-focused teams, as well as operational and project managers, supply chain management teams, and senior executives.
We provide comprehensive support before, during and after the delivery of our products and services. We seek to deepen and grow our customer relationships by providing consistent, high-quality implementation and customer support services, which we believe drives customer retention and additional opportunities within our existing customer base.
Customer Concentration and Relationship Management
We target industry-leading customers in each of our segments. Our current CCS segment customers include Amazon Fulfillment Services, Inc., Ciena Corporation, Dell Technologies, Google Inc., Hewlett-Packard Enterprise, IBM Corporation, Juniper Networks, Inc. and Meta Platforms, Inc. Our current ATS segment customers include Applied Materials, Inc., LAM Research and Honeywell Inc. We are focused on strengthening our relationships with strategic customers through the delivery of new and expanding end-to-end solutions.
In the aggregate, our top 10 customers represented 73% of total revenue for 2024, 64% for 2023 and 66% for 2022. In 2024, two customers (each in our CCS segment) individually represented 10% or more of total revenue in 2024 (28% and 11%, respectively). We currently support each of these two customers across a number of different programs. In 2023, one customer (in our CCS segment) individually represented 10% or more of total revenue (22%). In 2022, two customers (each in our CCS segment) individually represented 10% or more of total revenue (11% for each customer).
We generally enter into master supply agreements with our customers that provide the framework for our overall relationship, although such agreements do not typically guarantee a particular level of business or fixed pricing. Instead, we bid on a program-by-program basis and typically receive customer purchase orders for specific quantities and timing of products. We believe that our customer-focused factories are flexible and can be reconfigured as needed to meet customer-specific product requirements and fluctuations in volumes (although we do incur increased production costs from time to time in connection with unexpected demand changes). A majority of these supply agreements also require the customer to purchase unused inventory that we have purchased to fulfill that customer's forecasted manufacturing demand. Some of these agreements require us to provide specific price reductions to our customers over the term of the contracts, which has had (and is expected to continue to have) a significant adverse impact on our revenues, gross margin and operating results. Also see Item 1A, Risk Factors — "Inherent challenges in managing changes in customer demand may impact our planning, supply chain execution and manufacturing, and may adversely affect our operating performance and results."
Research and Technology Development
We use advanced technology to design, assemble and test the products we manufacture. We continue to invest in our global design services and capabilities to conceive differentiated HPS product solutions for our customers.
We have extensive capabilities across a broad range of specialized assembly, configuration and test processes. We work with a variety of substrates based on the products we build for our customers, from thin, flexible PCBs to highly complex, dense multi-layer PCBs, as well as a broad array of advanced component and attachment technologies employed in our customers' products and our own product designs. We believe that increasing demand for full-system solutions continues to drive technical advancement in complex design, including power, thermal and mechanical assembly, manufacturability, serviceability and sustainability. We also develop and manufacture sub-components, such as optical modules and complex machined parts, intended to drive targeted technical advancements to support these opportunities.
Our automated electronics assembly lines are routinely refreshed with the latest generation technology, with a focus on flexible lines with quick changeover, large board capability, and small component capability. Our assembly capabilities are complemented by advanced test capabilities. The technologies we use include high-speed functional testing, optical, burn-in, vibration, radio frequency, and in-circuit and in-situ dynamic thermal cycling stress testing. Our inspection technology includes X-ray computed tomography, advanced automated optical inspection, three-dimensional paste volumetric inspection and scanning electron microscopy. We work directly with leaders in the equipment industry to optimize products and solutions or to jointly design solutions to meet the needs of our customers. We apply automation solutions, where possible, to help improve product quality, lower product costs, and increase manufacturing efficiencies.
Our ongoing R&D activities include the development of processes, test technologies, and hardware platform solutions, spanning core data center technologies, that can be used as-is or customized to optimize a customer's specific applications. Our HPS offering is focused on developing design solutions and subsequently managing the other aspects of the supply chain, including product manufacturing and after-market services. We focus our solutions on developing current and next-generation storage, server and communications products (in particular, elements of data centers, which include the development of complete platform solutions to reduce product costs and accelerate time to market, and which we believe will continue to grow). We work directly with our customers to understand their product roadmaps and requirements, and to develop technology solutions intended to meet their particular needs. We are proactive in developing manufacturing techniques that take advantage of the latest component, product and packaging designs. We have worked with, and have taken leadership roles in, industry and academic groups that strive to advance the state of technology in the industry. As we continue to pursue deeper relationships with our customers, and participate in additional services and revenue opportunities with them, we anticipate an increase in our spending in these areas.
Supply Chain Management
We share data electronically with our key suppliers, and help ensure speed of supply through strong relationships with our component suppliers and logistics partners. We view the size and scale of our procurement activities, including our IT systems, as an important competitive advantage, as they enhance our ability to obtain better pricing, influence component packaging and designs, and obtain a supply of components, especially in constrained markets. We procure substantially all of our materials and components on behalf of our customers pursuant to individual purchase orders that are generally short-term in nature.
Components and raw materials are sourced globally, with a majority of electronic components originating from Asian countries. See Item 1A, Risk Factors, "Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance" for a discussion of various risks related to our foreign operations. All of the products we manufacture or assemble require one or more components. In many cases, there may be only one supplier of a particular component. Some of these components could be rationed in response to supply shortages.

We work with our suppliers and customers to attempt to ensure continuity in the supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production in response to the availability of the critical components. We experienced materials constraints from certain suppliers in the past, which caused delays in the production of customer products in both of our segments. However, materials constraints did not have a material impact on our revenues or expenses during recent years. See Item 1A, Risk Factors, "We are dependent on third parties to supply certain materials, and our results were negatively affected by the availability of such materials in the past and may be negatively affected by the quality, availability and cost of such materials in the future." While the prices of principal raw materials are generally not volatile, price increases have resulted from materials shortages and inflation in recent periods. Although we have been successful in offsetting the majority of our increased costs with increased pricing for our products and services to date, price increases resulting from such shortages and/or other factors which we cannot recover from our customers have in the past and may in the future adversely impact our results of operations.
We utilize our enterprise systems, as well as specific supply chain IT tools, to provide comprehensive information on our logistics, financial and engineering support functions. These systems provide management with the data and analytics required to manage the logistical complexities of our business and are augmented by and integrated with other applications, such as shop floor controls, component and product database management, and design tools.
To minimize the risk associated with inventory, we primarily order materials and components only to the extent necessary to satisfy existing customer orders and forecasts covered by the applicable customer contract terms and conditions. However, in anticipation of material shortages, we may place additional orders to secure supply, offset in part by the receipt of cash deposits from the relevant customers. We have implemented specific inventory management strategies with certain suppliers, such as "supplier managed inventory" (pulling inventory at the production line on an as-needed basis) and on-site stocking programs. Our initiatives in Lean and Six Sigma also focus on eliminating excess inventory throughout the supply chain.
Intellectual Property
We hold licenses to various technologies which we have acquired in connection with acquisitions. In addition, we believe that we have secured access to technology sufficient for the current conduct of our business and that the duration of our patents is adequate relative to the expected lives of our products.
We regard our manufacturing processes and certain designs as proprietary trade secrets and confidential information. We rely largely upon a combination of trade secret laws, non-disclosure agreements with our customers, suppliers, employees and other parties, and upon our internal security systems, confidentiality procedures and employee confidentiality agreements to maintain the trade secrecy of our designs and manufacturing processes. Although we take steps to protect our trade secrets and other IP, we cannot assure that misappropriation will not occur. See Item 1A, Risk Factors, "We may not adequately protect our IP or the IP of others."
Our increased research and design activities have resulted in the growth of our dependence on our patent portfolio. We have hardware and software patents that are integral to our HPS business. We anticipate that such growth (and importance) will continue as we expand this business. In addition, we currently have a limited number of other patents and patent applications pending to protect our IP. Other factors significant to our proprietary rights include the knowledge and experience of management and personnel, and our ability to develop, enhance and market electronics manufacturing services.
Each of our customers typically provides us with a license to its technology for use in providing electronics manufacturing services to such customer. Generally, the agreements governing such technology grant to us non-exclusive, worldwide licenses with respect to the subject technologies, are typically provided without charge, and terminate upon a material breach by us of the terms of such agreements, or termination of the program to which such licenses relate.
We also license some technology from third parties that we use in providing electronics manufacturing services to our customers. Generally, the agreements governing such technology grant to us non-exclusive, worldwide licenses with respect to the subject technologies and terminate upon expiration, or a material breach by us of the terms, of such agreements.

Competition
The EMS industry is highly competitive with multiple global EMS providers competing for customers and programs. Our competitors include Benchmark Electronics, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation, as well as smaller EMS companies that often have a regional, product, service or industry-specific focus, and ODMs (including Quanta Computer Inc., Wiwynn Corporation, and Accton Technology Corp.) that provide internally designed products and manufacturing services.
We also face indirect competition from current and prospective customers who evaluate our capabilities and commercial models against the merits of manufacturing products internally, and from distribution and logistics providers expanding their services across the supply chain, including assembly, fulfillment, logistics and in some cases, engineering services. There may be instances where our HPS offerings compete with a customer's hardware offerings. We compete with different companies depending on the type of service or geographic area. Some of our competitors have greater scale and provide a broader range of services than we provide. We believe our competitive advantage is our track record in manufacturing technology, design and engineering, quality, complexity, responsiveness and cost-effective, value-added services, including supply chain services. To remain competitive, we believe we must continue to provide technologically advanced manufacturing services and solutions, maintain quality levels, offer flexible delivery schedules, deliver finished products and services on time and compete favorably on price.
The competitive landscape in our CCS segment remains aggressive, as demand growth continues to move from traditional OEMs to cloud-based and other service providers, resulting in aggressive bidding from EMS providers and increased competition from ODMs as they further penetrate these markets. As a result of the high concentration of our business in the CCS marketplace, these competitive pressures, aggressive pricing and technology-driven demand shifts, have negatively impacted, and in future periods may negatively impact, our CCS businesses. We intend to continue to monitor these dynamics and focus on cost and portfolio management, in response to these factors. To enhance our competitiveness, we continue to focus on expanding our service offerings and capabilities beyond our traditional areas of EMS expertise, including expanding our HPS, integration, and after-market services offerings.
See Item 1A, Risk Factors, "We operate in an industry comprised of numerous competitors and aggressive pricing dynamics" and Item 7, MD&A — "Overview — Overview of business environment" and "Recent Developments."
Environmental Matters
We are subject to various federal/national, state/provincial, local, foreign and supra-national laws and regulations, including environmental measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of contaminants, hazardous substances and waste, and health and safety measures related to practices and procedures applicable to the construction and operation of our sites. We have management systems in place designed to maintain compliance with such laws and regulations.
Our past operations and the historical operation by others of our sites may have resulted in soil and groundwater contamination on our sites, and in many jurisdictions in which we operate, environmental laws impose liability for the costs of removal, remediation or risk assessment of hazardous or toxic substances on an owner, occupier or operator of real property even if such person or company was unaware of or not responsible for the discharge or migration of such substances. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain operating sites. We generally obtain Phase I or similar environmental assessments (which involve general inspections without soil sampling or groundwater analysis), or review assessment reports undertaken by others, for our manufacturing sites at the time of acquisition or leasing. However, such assessments may not reveal all environmental liabilities (due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire or lease such sites), and assessments have not been obtained for all sites. Where contamination is suspected at sites being acquired or leased, Phase II intrusive environmental assessments (that can include soil and/or groundwater testing) are usually performed. We expect to conduct Phase I or similar environmental assessments in respect of future property acquisitions or leases and intend to perform Phase II assessments where we deem it appropriate. Past environmental assessments have not revealed any environmental liability that we believe will have a material adverse effect on our operating results or financial condition, in part because of contractual retention of liability by landlords and former owners at certain sites. However, any such contractual retention of liability may not provide sufficient protection to reduce or eliminate our liability. Third‑party claims for damages or personal injury are also possible and could result in significant costs to us. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former sites indicate that we are responsible for the release of hazardous substances into the air, ground and/or water, we may be subject to additional liability. Environmental matters may arise at sites where no problem is currently known or at sites that we may acquire in the future. See Item 1A, Risk Factors, "Compliance with governmental laws, regulations, and obligations could be costly and may negatively impact our financial performance; any failure to comply may negatively impact our financial performance."
Environmental legislation also occurs at the product level. Celestica works with its customers in connection with compliance with applicable product-level environmental legislation in the jurisdictions where products are manufactured and/or offered for use and sale by our customers.
Seasonality
Seasonality does not currently have a material impact on either of our segments.
Government Regulation
As a global company, our operations are subject to a variety of governmental and regulatory requirements related to, among other things, environmental matters, waste management, trade compliance, anti-corruption, health and safety matters, employment laws and regulations, A&D regulations and regulations governing the manufacture and sale of healthcare products, and disclosure obligations. Significant costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. Although we strive to implement quality management systems and internal controls to mitigate our risk of non-compliance, any failure to comply with governmental and regulatory requirements could have a material adverse effect on our business, results of operations, financial condition and/or competitive position. Information regarding material effects of government regulations on our business is provided in Section 1A, Risk Factors, under "We are subject to the risk of increasing income and other taxes, tax audits and the challenges of successfully defending our tax positions, and obtaining, renewing or meeting the conditions of tax incentives and credits, any of which may adversely affect our financial performance," "Compliance with governmental laws, regulations, and obligations could be costly and may negatively impact our financial performance; any failure to comply may negatively impact our financial performance," "Compliance or the failure to comply with employment laws and regulations may negatively impact our financial performance," "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," and "Our business and operations could be adversely impacted by ESG initiatives."
Sustainability
We are committed to driving sustainability initiatives through collaboration with our employees, customers, suppliers and local communities. Our Sustainability Report, which is published annually, outlines our sustainability strategy, the progress we have made as a socially responsible organization, and the key activities and milestones we are working to achieve for each of our focus areas: our planet, our products and services, our people and our communities. Our most recent Sustainability Report, as well as our Corporate Values, can be found on our website: www.celestica.com (information on our website is not incorporated by reference into this Annual Report).
Human Capital Management
At Celestica, we believe our success depends on our talented people and their commitment to excellence. Under the Human Resources and Compensation Committee (HRCC) mandate, the duties and responsibilities of the HRCC include reviewing the Corporation’s talent management strategy including programs relating to the attraction, development and retention of critical skills and resources required to execute the Corporation’s strategic objectives. Additionally, the HRCC is responsible for reviewing and making recommendations to the Board of Directors of Celestica (Board) with respect to Celestica’s human capital management practices and strategies, including as a result of: (a) reviewing reports from management to monitor Celestica’s culture and employee engagement; (b) overseeing policies and programs in place to support and promote the health, safety and well-being of Celestica’s employees; and (c) considering other ESG practices related to the HRCC's charter.

Employees
At December 31, 2024, we employed 26,865 permanent and temporary (contract) employees worldwide (December 31, 2023 — 26,554; December 31, 2022 — 26,324). Some of our employees in China, Japan, Mexico, Romania, Singapore and Spain are represented by unions or are covered by collective bargaining agreements. We believe we have a productive and collaborative working relationship between management and the relevant unions. We believe that our employee relationships are generally positive and stable.
The following table sets forth information concerning our employees (permanent and temporary) by geographic location:

	Number of Employees
Date	Americas	Europe	Asia	Total
December 31, 2024	6,141	2,570	18,154	26,865
Given the variable nature of our manufacturing processes and the quick response time required by our customers, it is critical that we are able to adjust our production up or down to maximize efficiency. To achieve this, our approach has been to employ a skilled temporary labor force, as required. At December 31, 2024, 4,951 temporary (contract) employees were engaged by us worldwide.
Employee Engagement
We believe employee engagement is crucial for employee performance and productivity, and strong business outcomes. We therefore continually strive to enhance employee engagement to ensure that we continue to attract and retain talent. Every two years, we conduct global employee engagement surveys in order to measure overall engagement and identify strengths and areas for improvement. Results are assessed by management and used to develop targeted action plans. Management reports on the outcome of the survey to the HRCC.
We believe that employee engagement and well-being is strengthened through healthy, supportive, inclusive, and safe workplaces. Globally, we have established a framework whereby all sites are required to measure and report regularly on their environmental, health and safety performance.
Compensation, Benefits and Recognition
Our compensation and benefits programs are designed to attract, retain, and motivate top talent. We offer a comprehensive package that includes competitive salaries, variable performance-based compensation, health benefits, retirement savings plans, vacation, and other paid time off. We provide opportunities for employees to share in the Company's success through short-term incentive programs available to almost all employees. These programs reward achievement of key business objectives and reinforce our commitment to a performance-driven culture. Furthermore, we offer a variety of recognition programs to acknowledge employees who are achieving business results by living our brand and values, and embracing the characteristics of our leadership imperatives. We encourage business and people leaders to acknowledge individual and team success in quarterly town halls, and in more formal ways through our Bravo! and Ignition Awards programs. We regularly review our compensation and benefits programs to ensure they remain competitive and aligned with our business strategy and meet the needs of our employees.
Learning and Development
We provide global learning and development programs and experiences to support the attraction, retention, engagement and career growth of employees, encouraging them to manage their careers and skills through new projects and responsibilities. The Company uses a blended learning approach, combining e-learning with instructor-led sessions, and emphasizes continuous learning via mentoring, coaching, on-the-job experiences, such as special projects, job rotations and formal training programs that enhance leadership, function-specific, and technical skills. Performance reviews on objectives, including progress on individual development plans, occur at least annually with all permanent, full-time Celestica employees and align to strategic focus areas. The goals for broader functions, teams, and individuals are established annually at the beginning of the year, providing an opportunity for a cohesive and valuable partnership between employees and people leaders throughout the year.
Community Engagement
We strive to support the local communities in which we live and work. We encourage all full-time employees to take up to 16 hours of paid time off per year to volunteer through our Time Off to Volunteer program. This program gives employees the opportunity to become involved in their communities in a meaningful way and to help those in need.
Inclusion
Celestica is committed to fostering an inclusive and collaborative workplace where all employees feel valued, respected, and empowered to reach their full potential. We believe that embracing a broad range of perspectives drives innovation, strengthens our culture, and enhances our ability to serve customers worldwide. Through leadership accountability, employee resource groups, training programs, and community partnerships, we strive to foster a culture of inclusion and collaboration across our global operations, and ensure that inclusion and collaboration remain core parts of our values, talent practices and business strategy.
Ethical Labor Practices
We maintain a Business Conduct Governance (BCG) Policy, which outlines the legal and ethical standards to which our employees are held accountable. 100% of our employees have completed BCG training, and we certify to the BCG Policy on an annual basis. Our BCG Policy is available on our website: www.celestica.com (information on our website is not incorporated by reference into this Annual Report).
In addition, we have well-established policies regarding fair labor practices and guidelines intended to create a respectful, safe and healthy work environment for our employees globally.
We are a founding (and remain an active) member of the Responsible Business Alliance (RBA), a non-profit coalition of companies that, among other things, establishes standards for its members in responsible and ethical practices in the areas of labor, environmental compliance, employee health and safety, ethics and social responsibility. The RBA Code of Conduct outlines industry standards intended to ensure that working conditions in the supply chain are safe, workers are treated with respect and dignity, and manufacturing processes are environmentally responsible. We continually work to implement, manage and audit our compliance with the RBA Code of Conduct.
Financial Information Regarding Geographic Areas
Details of our financial information regarding geographic areas are disclosed in note 22 to 2024 AFS included herein, in "Information on the Company — Business Overview — Geographies," above and in Item 2, Properties. Risks associated with our foreign operations are disclosed in Item 1A, Risk Factors, including "Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance."
Additional Information
We make available a wide variety of information, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, free of charge on our website at www.celestica.com. Information on our website is not incorporated by reference into this Annual Report. Our reports that are filed or furnished with the SEC, including our Management Information Circulars (Proxy Statements), Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD, previous Annual Reports on Form 20-F and previous Reports on Form 6-K, and any amendments to such reports, are available on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. Our public filings with the Canadian Securities Administrators are available under our profile on SEDAR+ at www.sedarplus.ca.

Item 1A.    Risk Factors
Each of the following risk factors, or any combination of them, could have a material adverse effect on our business, financial condition, and/or operating results. Our shareholders and prospective investors should carefully consider each of the following risks and all of the other information set forth in this Annual Report.
Risks Related to Our Business and Operations
We are dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our operating results, financial position and cash flows.
We depend (and expect to continue to depend) upon a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 73% of total revenue for 2024, 64% for 2023 and 66% for 2022. We also remain dependent upon revenue from our CCS segment, which represented 67% of our consolidated revenue in 2024 (2023 — 58%; 2022 — 59%). Notwithstanding the expansion our HPS business and high-value EMS programs (including with hyperscalers), we remain dependent, to a lesser extent compared to prior years, on our traditional CCS business for a portion of our revenue, which continues to experience slower growth rates, increased pricing pressures and a highly competitive marketplace.
A decline in revenue from, or the loss of, any significant customer could have a material adverse effect on our operating results, financial position and cash flows. We cannot assure: (i) the replacement of completed, delayed, cancelled or reduced orders with new business; (ii) that our current customers will continue to utilize our services consistent with historical volumes or at all; and/or (iii) that our customers will renew their long-term manufacturing or services contracts with us on acceptable terms or at all. There can also be no assurance that our efforts to secure new customers and programs will succeed in reducing our customer concentration. Failure to secure business from existing or new customers in any of our end markets would adversely impact our operating results.
Any of the foregoing may adversely affect our margins, cash flow, and our ability to grow our revenue, and may increase the variability of our operating results from period to period. See "Our revenue and operating results may vary significantly from period to period."
Inherent challenges in managing changes in customer demand may impact our planning, supply chain execution and manufacturing, and may adversely affect our operating performance and results.
Our customers typically do not commit to production schedules for more than 30 to 90 days in advance, and we often experience volatility in customer orders and inventory levels. Customers may terminate their agreements with us prior to scheduled expiration, fail to renew such agreements upon expiration, or significantly change, reduce or delay the volume of manufacturing or other services they order from us, any of which adversely affect our operating results when they occur. For example, we experienced demand reductions within our Industrial business during 2024. Customers may also shift business to our competitors, in-source programs, or adjust the concentration of their supplier base. The global economic environment, adverse market conditions, "buy local" movements, political and geopolitical pressures, negative sentiment from our customers' customers, regulatory changes or changes made by local governments (such as tax benefits, tariffs or export controls) may also impact our customers' business decisions. See "Our operations have been and could continue to be adversely affected by events outside our control" and "Regulation of AI/ML technology may materially and adversely impact our business." These and other factors could adversely affect the rate of outsourcing to EMS and/or ODM providers generally or to us in particular. A significant portion of our revenue can occur in the last month of the quarter, and purchase orders may be subject to change or cancellation, all of which affect our operating results when they occur. Because we cannot predict customer behavior, or if or when adverse market conditions will reverse, our forecasts of customer orders may be inaccurate, and may make it difficult to order appropriate levels of materials, schedule production, and maximize utilization of our manufacturing capacity and resources.
Our customers from time to time change their forecasts, production quantities or product type requirements, or accelerate, delay or cancel production quantities. When customers change production volumes or request different products to be manufactured from those in their original forecast, the unavailability of components and materials for such changes could also adversely impact our revenue and working capital performance. See "We are dependent on third parties to supply certain materials, and our results were negatively affected by the availability of such materials in the past and may be negatively affected by the quality, availability and cost of such materials in the future."
Further, to guarantee continuity of supply for many of our customers, we are required to manufacture and warehouse specified quantities of finished goods. The uncertainty of demand in our customers' end markets, intense competition in our customers' industries and general order volume volatility from time to time result in customers delaying or canceling the delivery of products we manufacture for them or placing purchase orders for lower volumes of products than previously anticipated. This may result in higher than expected levels of inventory, which could in turn have a material adverse impact on our operating results and working capital performance. Although the levels of inventory we carry in any period reflect inventory required to support new program ramps and business growth, inventory levels are also impacted by demand volatility and significant product mix changes, including late changes from customers. In the past, materials constraints from suppliers also negatively impacted our inventory levels. We may not be able to return or re-sell excess inventory resulting from these factors, or we may be required to hold such inventory for a period of time, any of which may result in higher working capital needs (offset in part by customer cash deposits), and/or a requirement to record additional (and higher-than-typical) reserves for excess or obsolete inventory (as occurred in recent years). Order cancellations and delays could also lower our asset utilization, resulting in higher levels of unproductive assets, lower inventory turns, and lower margins. See "Our products and services involve inventory risk."
We are dependent on our customers' ability to compete and succeed in the marketplace using products we manufacture and services we provide.
Our operating results are highly dependent upon the ability of our customers (both our traditional OEM and hyperscaler customers) to compete and succeed in the marketplace using products we manufacture and services we provide. Factors that may adversely affect our customers include: rapid changes in technology; evolving industry standards; seasonal demand; their failure to successfully market, and/or a lack of widespread commercial acceptance of, their products and services; supply chain issues; the emergence of substitutes for products and services; dramatic shifts in demand which may cause them to lose market share or exit businesses; recessionary periods in our customers' markets; short product lifecycles resulting from continuous improvements in products and services, commoditization of certain products, changes in preferences by end customers, and the emergence of new entrants or competitors with disruptive products, services, or new business models that de-emphasize traditional OEM solutions and distribution channels. In addition, certain of our customers have experienced, and may in the future experience, severe revenue erosion, pricing, margin and cash flow pressures, and excess inventories that, in turn, have adversely affected (and in the future may adversely affect) our operating results. If technologies or standards supported by our customers' products and services or their business models become obsolete, are delayed due to regulatory certification, fail to gain widespread acceptance or are canceled, our business would be adversely affected.
Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
We may provide manufacturing, design engineering, management and other supply chain services to companies and industries that may in the future experience financial difficulty. When our customers experience financial difficulty, we have difficulty recovering amounts owed to us by these customers, or demand for our products and services from these customers sometimes declines. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. When one or more of our customers becomes insolvent or otherwise is unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition are adversely affected. Such adverse effects could in the future include one or more of the following: an increase in our provision for credit losses, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding.
We are dependent on third parties to supply certain materials, and our results were negatively affected by the availability of such materials in the past and may be negatively affected by the quality, availability and cost of such materials in the future.
The purchase of materials and electronic components represents a significant portion of our costs. We rely on third parties to provide such items. Materials shortages or other issues affecting timely access to these materials (which often occur in our industry) may impact our ability to successfully complete a program. A delay or interruption in supply from a component supplier, especially for single-sourced components, could have a significant impact on our operations and on our customers if we are unable to deliver finished products in a timely manner. If the amount we are required to pay for equipment and supplies exceeds what we have estimated, especially in a fixed price contract, we may suffer losses on these contracts. If a supplier or manufacturer fails to provide components, supplies or equipment as required under a contract, we may be required to source these items from other third parties on a delayed basis or on less favorable terms, which could impact our profitability. Additionally, quality or reliability issues at any of our component providers, or financial difficulties that affect their production and ability to supply us with components, could halt or delay production of a customer's product, or result in claims against us for failure to meet required customer specifications, which could materially adversely impact our operating results. Shortages may also result in our carrying higher levels of inventory and extended lead-times, or result in increased component prices, which may require price increases in the products and services that we provide. Any increase in our costs that we are unable to recover would negatively impact our margins and operating results. Changes in forecasted volumes or in our customers' requirements can also negatively affect our ability to obtain components and adversely impact our operating results.
We experienced materials constraints from certain suppliers in prior years, due in part to industry-wide shortages for certain electronic components, resulting in higher than expected levels of inventory. Materials constraints did not have a material impact on our revenues or expenses during recent years. However, they may negatively impact us in the future.
Some sub-tier suppliers providing raw materials, such as high-grade aluminum, are partially dependent on supply from the Russia/Ukraine region. In addition, certain of our suppliers are located in, and we source certain parts from, the Middle East. Although the impacts of the Russia/Ukraine conflict and the conflicts in the Middle East area (Middle East Conflicts) on our supply chain have not been significant to date, we cannot assure that this will continue to be the case, and we may experience, among other impacts, export restrictions and increases to fuel costs. See "Our operations have been and could continue to be adversely affected by events outside our control," "Geopolitical uncertainty, including as a result of the military conflict between Russia and Ukraine and/or the Middle East Conflicts, may adversely affect our business, financial condition and results of operations," and "Our products and services involve inventory risk."
Our products and services involve inventory risk.
For most of our products and services, we purchase some, or all, of the required materials and components based on customer forecasts or orders. Although our commercial contracts often obligate our customers to ultimately purchase inventory ordered to support their forecasts or orders, we typically finance these purchases initially. Suppliers may also require us to purchase materials and components in minimum order quantities that may exceed current customer forecast requirements. In addition, a customer's cancellation, delay or reduction of forecasts or orders can result in excess, surplus or obsolete inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, require customers to reimburse us for these items, put up cash deposits and/or price our services to address related risks, we may not actually be reimbursed in a timely manner or in full, receive adequate cash deposits, be able to collect on these obligations, or fully protect against such risks in our pricing.
We also provide managed inventory programs for some of our customers under which we hold and manage inventories. These managed inventory programs may result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. In addition, our inventory may be held at a customer's facility or warehouse, or elsewhere in a location outside of our control, which may increase the risk of loss. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to customers' credit risks as well as the risk of potential customer default and the need to enforce those obligations.
A change in the mix of customers and/or the types of products or services we provide could have a material adverse effect on our financial condition and operating results.
The mix of our customers and the type of products or services we provide may have an impact on our financial condition and operating results from period-to-period. For example, a higher concentration of lower-margin programs will have an adverse impact on our operating results in the relevant period. The mix of customers and the products we manufacture from period-to-period is also impacted by, among other things, the pace of technological change, the frequency of customers transferring business among EMS and/or ODM competitors, the constantly changing dynamics of the global economy, the impact of new program wins or program losses or non-renewals, overall demand variability, and limited visibility in technology end markets. See "Our revenue and operating results may vary significantly from period to period." See Item 7, MD&A — "Recent Developments" for a discussion of the impact on our operating results of customer and service mix during 2024. In addition, certain customer agreements require us to provide specific price reductions over the contract term, which negatively impact our financial condition and operating results if they are not offset.

Challenges associated with new customers or programs, or the provision of new services, could adversely affect our operations and financial results.
In determining whether to pursue a potential new customer, program or service, we evaluate whether it fits with our value proposition as well as its potential end-market success. Where we proceed, our goal is to ensure that our terms of engagement appropriately reflect anticipated costs, risks and rewards. The failure to make prudent engagement decisions or to establish appropriate contractual terms could adversely affect our profitability and margins.
There are also risks associated with the timing and ultimate realization of anticipated revenue from a new program or service. Certain new programs or services require us to devote significant capital and personnel to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with such customers and impact our ability to timely deliver conforming products or services. The success of new programs may also depend heavily on factors including product reliability, supply chain dynamics, market acceptance, regulatory approvals and/or economic conditions. Any failure to meet expectations on these factors could adversely affect our results of operations.
The addition of new customers has also introduced different demand cycles. For example, cloud-based service providers have increased their use of products in our CCS segment in recent years. These customers and markets are cyclically different from our traditional OEM customers, creating changes to our historical revenue patterns and increasing the complexity of the management of our working capital requirements.
Customer relationships with emerging companies may present more risks than with established companies.
Customer relationships with emerging companies present special risks because we do not have an extensive product or customer relationship history. There is less demonstration of market acceptance of their products making it harder for us to anticipate requirements than with established customers. Our credit risk on these customers, especially in A/R and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to us, are potentially increased.
If we are unable to recruit or retain highly skilled talent, our business could be adversely affected.
The recruitment of personnel in the EMS and ODM industries is highly competitive. We believe that our future success depends, in part, on our ability to attract and retain highly skilled executive, technical and management talent in the various geographies in which we operate. Competitive dynamics, as well as the time required to replace or redistribute responsibilities related to the loss of the services of certain executive, management and technical employees, individually or in the aggregate, could have a material adverse effect on our operations, and there can be no assurance that we will be able to retain their services. Regional competitive dynamics may also impact our ability to retain and acquire talent. Organizational changes may impact our relationships with customers, vendors, and employees, potentially resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in employee productivity. Uncertainties associated with any senior management transitions could lead to concerns from current and potential third parties with whom we do business, any of which could hurt our business prospects. Turnover in key leadership positions within the Company, or any failure to successfully integrate key new hires or promoted employees, may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could have a material adverse effect on our business, operating results, financial results and/or internal control over financial reporting.
Our revenue and operating results may vary significantly from period to period.
Our quarterly and annual results may vary significantly depending on various factors, certain of which are described below, and many of which are beyond our control:
•the volume and timing of customer demand relative to our capacity;
•the typical short lifecycle, and success in the marketplace, of our customers' products;
•the cyclical nature of customer demand in several of our businesses;
•customers' financial condition;
•changes to our mix of customers, programs and/or end market demand;
•how well we execute on our operational strategies, and the impact of changes to our business model;

•varying revenues and gross margins among geographies and programs for the products or services we provide;
•pricing pressures, the competitive environment and contract terms and conditions;
•upfront investments and challenges associated with the ramping of programs for new or existing customers;
•provisions or charges resulting from unexpected changes in market conditions impacting our industry or the end markets we serve;
•customer disengagements or terminations or non-renewal of customer programs, arrangements or agreements;
•the timing of expenditures in anticipation of future orders;
•our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes;
•operational inefficiencies and disruptions in production at individual sites;
•unanticipated disruptions to our cash flows;
•changes in cost and availability of commodities, materials, components, services and labor;
•current or future litigation;
•governmental actions or changes in legislation;
•currency fluctuations; and
•changes in global economic and political conditions and world events, including the impact of External Events.
See Item 7, MD&A — "Overview" for a discussion of additional factors, including rapid shifts in technology, model obsolescence, commoditization of certain products, and the emergence of new business models, that contribute to the complexity of managing our operations and fluctuations in our financial results.
We may encounter difficulties expanding or consolidating our operations or introducing new competencies or new offerings, which could adversely affect our operating results.
As we expand our business, open new sites, enter into new markets, products and technologies, invest in research, design and development, acquire new businesses or capabilities, transfer business within our network, consolidate certain operations, and/or introduce new business models or programs, we may encounter difficulties that result in higher than expected costs associated with such activities. Potential difficulties related to such activities include our ability: to manage growth effectively; to maintain existing business relationships during periods of transition; to anticipate disruptions in our operations that may impact our ability to deliver to customers on time, produce quality products and ensure overall customer satisfaction; and to respond rapidly to changes in customer demand or volumes.
We may also encounter difficulties in ramping and executing new programs. Ramping new programs can range from several months to over a year before production starts, and often requires significant up-front investments and increased working capital. These programs may generate lower margins or losses during and/or following the ramp period, or may not achieve the expected financial performance, due to production ramp inefficiencies, lower than expected volume, or delays in ramping to volume. In addition, our customers may significantly change these programs, or even cancel them altogether, due to decreases in their end-market demand or in the actual or anticipated success of their products in the marketplace. We may incur additional ramping costs as we further expand our business and ramp new programs. There can be no assurance that our increased investments will benefit us or result in business growth. As we pursue opportunities in new markets or technologies, we may encounter challenges due to our limited knowledge or experience in these areas. In addition, the success of new business models or programs depends on a number of factors including: understanding the new business or markets; timely and successful product development; market acceptance; the effective management of purchase commitments and inventory levels in line with anticipated demand; the development or acquisition of appropriate IP and capital investments, to the extent required; the availability of materials in adequate quantities and at appropriate costs to meet anticipated demand; and the risk that new offerings may have quality or other defects in the early stages of introduction. Any of these factors could prevent us from realizing the anticipated benefits of growth in new markets or technologies, which could materially adversely affect our business and operating results.
As part of our strategy to enhance our end-to-end service offerings, we continue to expand our design, engineering and manufacturing capabilities. Providing these services has exposed and may continue to expose us to different or greater potential risks than those we currently face. Our design services require significant investments in R&D, technology licensing, testing and tooling equipment, patent applications and talent recruitment. Our margins may be adversely impacted if we incur higher than expected investment costs, or if our customers are not satisfied with our progress, or do not approve our completed designs. In addition, our design activities often require the purchase of inventory for initial production runs before we have a firm purchase commitment from a customer. Furthermore, we face increased competition with respect to these offerings, as well as the recruitment of our HPS talent, from companies providing similar services. As we continue to grow our HPS business globally to increase capacities and capabilities for network resilience, costs required to support our design and engineering capabilities are expected to increase and may adversely impact our profitability. In addition, some of the products we design and develop must satisfy safety and regulatory standards and/or receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our revenues, profitability and reputation.
There can be no assurance that our expansion into new markets or new business will be successful, or that we will achieve the anticipated benefits. In addition, there is no assurance that we will find suitable new acquisition targets, that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that we will be able to fund any such acquisitions with existing cash resources or through financing provided by external lenders. We may be unable to obtain additional capital required on terms acceptable to us or at all. If we are unable to consummate an acquisition we have deemed desirable, we may not be able to implement our intended business plan, which could adversely affect our business, results of operations and financial condition. In addition, we have incurred and may continue to incur costs to support our pursuit of acquisitions and/or other strategic opportunities, which may adversely impact our operating results, and may not result in the consummation of any such transactions. See "We have incurred substantial third-party debt to fund acquisitions, which has increased our debt service requirements, may reduce our ability to fund future acquisitions and/or to respond to unexpected capital requirements, and may have other adverse impacts on our business."
We may encounter integration and other significant challenges with respect to our acquisitions and strategic transactions which could adversely affect our operating results.
We have expanded (and may continue to expand) our network, capabilities and presence in new regions and end markets through acquisitions and/or strategic transactions, including multi-year "operate-in-place" arrangements, where we manage certain production, assembly or other services for customers directly from their locations, acquire their inventory, equipment and/or other assets, hire their employees, and lease or acquire their manufacturing sites. Potential challenges related to these acquisitions and transactions include: integrating acquired operations, systems and businesses (which may include transferring production from acquired operations to our existing network, or downsizing or closing acquired locations, in each case to obtain anticipated operational synergies); meeting customers' expectations as to volume, product quality and timeliness; supporting legacy contractual obligations; retaining customer, supplier, employee or other business relationships of acquired operations; addressing unforeseen liabilities of acquired businesses; limited experience with new technologies and markets; failure to realize anticipated benefits, such as cost savings and revenue enhancements; failure to achieve anticipated business volumes or operating margins; valuation methodologies not accurately capturing the value of the acquired business; the effects of diverting management's attention from day-to-day operations to matters involving the integration of acquired businesses; incurring potentially substantial transaction costs associated with these transactions; increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities; overpayment for an acquisition; and potential impairments resulting from post-acquisition deterioration in, or reduced benefit from, an acquired business. While we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds, and the indemnitors may not have the ability to financially support the indemnity. Any of these factors may prevent us from realizing the anticipated benefits of an acquisition, including additional revenue, operational synergies, and/or economies of scale. Any delay or failure to realize the anticipated benefits of acquisitions may adversely affect our business and operating results and may require us to write-down the carrying value of any related goodwill and intangible assets in periods subsequent to the acquisitions. Acquisitions may also involve businesses we are not familiar with, and expose us to additional business risks that are different than those we have traditionally experienced or anticipated at the time of acquisition.
Quality and execution issues may reduce demand for our services, damage our reputation, and/or have a material adverse effect on our business and operating results.
In any given quarter, we can experience quality and process variances related to materials, testing, or other manufacturing or supply chain activities. Although we are successful in resolving the majority of such issues, the existence of these variances could cause us to incur significant costs in relation to corrective actions, have a material adverse impact on the demand for our services in future periods from any affected customers, damage our reputation, and/or have a material adverse effect on our business and operating results.
Our operations have been and could continue to be adversely affected by events outside our control.
Our operations and those of our customers, component suppliers and/or our logistics partners may be disrupted by global or local events outside our control, including: fires and related disruptions; political instability; increased political tension between countries (including increased tensions between U.S. and other countries and between mainland China and Taiwan); geopolitical dynamics; terrorism; armed conflict (including the Russia/Ukraine conflict and the Middle East Conflicts); labor or social unrest; criminal activity; disease or illness or other widespread health concerns, pandemics, epidemics or outbreaks of illness that affects local, regional, national or international economies; natural disasters and unusually adverse weather conditions (including those caused by climate change), such as hurricanes, tornados, other extreme storms, wildfires, droughts and floods; cybersecurity incidents (see "Our operations and our customer relationships may be adversely and materially affected by disruptions to our IT systems, including disruptions from cybersecurity breaches of our IT infrastructure"); and other risks present in the jurisdictions in which we, our customers, our suppliers and/or our logistics partners operate. These types of events could disrupt operations at one or more of our sites or those of our customers, component suppliers and/or our logistics partners, with the impact of the event potentially magnified in areas where we or they have multiple facilities in close proximity. These events could also lead to higher costs or supply shortages, and may disrupt the delivery of components to us or our ability to provide finished products or services to our customers, any of which could (and in the case of materials constraints, did in the past and may in the future) adversely affect our operating results materially. We carry insurance to cover damage to our sites and interruptions to our operations, including those that may occur as a result of natural disasters, such as flooding, earthquakes or other events. Our insurance policies, however, are subject to deductibles, coverage limitations and exclusions, and may not provide adequate (or any) coverage should such events occur. Such events could also impact our insurance premiums. In addition, some of our facilities possess certifications or unique equipment necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities as a result of the foregoing events or otherwise, it may be impractical or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications or equipment could adversely affect our ability to provide products and services to our customers, and potentially have a negative affect our relationships and financial results.
Increased international political volatility, including changes to previously accepted trade or other government policies or legislation in the U.S. and Europe, instability in parts of Europe and the Middle East, as well as the ongoing refugee crisis, anti-immigrant activities, social unrest and fears of terrorism, enhanced national security measures, armed conflicts (including the Russia/Ukraine conflict and the Middle East Conflicts), security issues at the U.S./Mexico border related to illegal immigration or criminal activities associated with illegal drug activities, labor or social unrest, strained international relations, including tensions between the U.S. and other countries, and any related decline in consumer confidence arising from these and other factors may materially hinder our ability to conduct business, or may reduce demand for our products or services. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and could adversely affect the availability of materials needed to manufacture our products or further disrupt the means to transport those materials to manufacturing sites and finished products to customers. Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries.
The foregoing events have had and may in the future have an adverse impact on the U.S. and global economy in general, and on consumer confidence and spending, which may adversely affect our revenue and financial results. Such events could increase the volatility of the market price of our securities and may limit the capital resources available to us and/or our customers and suppliers. Also see "We continue to operate in an uncertain global economic and political environment," "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," "Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance," "Geopolitical uncertainty, including as a result of the military conflict between Russia and Ukraine and/or the Middle East Conflicts, may adversely affect our business, financial condition and results of operations," and Item 7, MD&A — "External Factors that May Impact our Business."
We rely on a variety of contracted or common carriers to transport raw materials and components from our suppliers to us, and to transport our products to our customers. The use of contracted or common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs; hijacking and theft resulting in lost shipments; delivery delays resulting from port congestion and labor shortages and/or strikes; and other factors beyond our control. Although we attempt to mitigate our liability for any losses resulting from these risks through the use of multiple carriers and modes of transport, as well as insurance, any costs or losses relating to shipping or shipping delays that cannot be mitigated, avoided or passed on to our customers could reduce our profitability, require us to manufacture replacement products or damage our relationships with our customers. Although we have incurred some increased shipping expenses and delays as a result of the Middle East Conflicts, such increases and delays have not been significant to date. However, we cannot assure that this will continue to be the case.
Our operations and our customer relationships may be adversely and materially affected by disruptions to our IT systems, including disruptions from cybersecurity breaches of our IT infrastructure.
As a complex, global company, we are heavily dependent on our IT systems to support our customers' requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of such systems, including matters related to system and data security, cybersecurity, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose, could have an adverse and material effect on our business.
We are increasingly reliant on IT networks and systems, including our own, those of third-party service providers and those of our customers (through "operate-in-place" arrangements), to process, transmit and store electronic information. In particular, we depend on our IT infrastructure for a variety of functions, including (among others), product manufacturing, worldwide financial reporting, inventory and other data management, procurement, invoicing, employee payroll and benefits administration, and email communications. All of these systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, sabotage and similar events. These systems are also susceptible to cybersecurity threats and incidents, ranging from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures known as 'advanced persistent threats', and may include industrial espionage attacks, data theft, malware, phishing, ransomware attacks (which are becoming increasingly prevalent), or other cybersecurity threats or incidents. Similarly, third parties and infrastructure in our supply chain may become compromised or contain exploitable defects (of which we may be unaware) that could result in a breach or disruption of our systems and networks or the systems or networks of third parties that support us. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Moreover, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that their systems or networks are free from exploitable defects or bugs that could result in a breach of or disruption to our platform, systems, and networks or the systems and networks of third parties that support us and our services. We are also reliant on third-party and open source software that may contain bugs, vulnerabilities, or errors that could be exploited or disclosed before a patch or fix is available. We believe attempts to gain unauthorized access through the Internet or to introduce malicious software to our information systems are increasing in number and in technical sophistication.
If our security measures are compromised, or the security, confidentiality, integrity or availability of, our IT, software, services, communications or data is compromised, limited or fails, it could result in: damage to our system infrastructure; significant business interruption, delays or outages, either internally or at our third-party providers; significant data loss or leakage (including exposure to unauthorized persons or the public of sensitive data, including our IP, trade secrets or personal information of our employees, customers or other business partners); significant extra expense to restore data or systems; reputational loss; significant fines, penalties and liability; breach or triggering of data protection laws, privacy policies and/or data protection obligations (discussed below); loss of customers or sales, and in the case of our defense business, debarment from future participation in U.S. government programs. In addition, we have in the past and may in the future be required to expend significant resources, change our business practices or modify our operations in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities that could adversely affect our business and operations and/or result in the loss of critical or sensitive information. If we are perceived to be unable to prevent or promptly identify and remedy such outages and breaches, this could result in reputational loss and/or loss of customers or sales.
While we have invested, and continue to invest, in the protection of our data and IT infrastructure, we regularly face attempts by others to access our information systems in an unauthorized manner, to introduce malicious software to such systems or both, and while we have not been materially impacted by computer viruses, malware, ransomware, hacking incidents, outages, or unauthorized access to data, we have been (and may in the future be) the target of such events. In addition, there can be no assurance that our efforts will prevent further service interruptions or identify breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us (as described above). Although this has not been an issue to date, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cybersecurity attacks and other related breaches.
We expect that risks and exposures related to cybersecurity attacks will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, and the enhanced risk resulting from the increased number of employees that work remotely, through the increased use of home networks that may lack encryption or secure password protection, virtual meeting/conference security concerns and increase of phishing/cyber-attacks around digital resources.
We are also subject to increasing expectations and data security requirements from our customers, including those related to the U.S. Federal Acquisition Regulation, U.S. Defense Federal Acquisition Regulation Supplement, and U.S. Cybersecurity Maturity Model Certification. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in various jurisdictions. For example, the European Union's General Data Protection Regulation, and similar legislation in other jurisdictions in which we operate, impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with customer expectations and existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these expectations and regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Our business is dependent on us winning competitive bid selection processes.
These selection processes are typically lengthy and can require us to dedicate significant development expenditures and engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and could weaken our position in future competitive bid selection processes.
Changes to our operating model may adversely affect our business.
We continuously work to improve our productivity, quality, delivery performance and flexibility through various operational initiatives. Implementation of these initiatives, however, presents a number of risks, including: (i) failure to achieve anticipated margin improvements from such actions; (ii) actual or perceived disruption of service or reduction in service levels to customers; (iii) potential adverse effects on our internal control environment with respect to general and administrative functions during transitions resulting from such initiatives; (iv) actual or perceived disruption to suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner; (v) diversion of management attention from ongoing business activities and strategic objectives; and (vi) failure to retain key employees. Because of these and other factors, we cannot predict whether we will fully realize the purpose and anticipated benefits or cost savings of these initiatives and, if we do not, our business and results of operations may be adversely affected. Furthermore, adverse changes to our business may require additional restructuring or reorganization activities in the future. See "We have incurred significant restructuring charges in the past, and expect to incur further restructuring charges in the future; we may not achieve some or all of the expected benefits from our restructuring activities, these activities may adversely affect our business, and additional restructuring actions may be required once currently-contemplated actions are complete."
Issues in the development and use of AI may result in reputational harm or liability.
We incorporate AI capabilities into certain of our development processes, and this technology is an element of our business operations. AI is also an element of the business operations and product and service offerings for certain of our customers. As with many developing technologies, AI presents risks and challenges, and may result in unintended consequences that could affect its further development, adoption and use and, therefore, our business. Deficiencies or other failures of AI systems could subject us to competitive harm, regulatory action, penalties, legal liability or brand or reputational harm. AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including potential liability for breaching IP or privacy regulations. While laws and regulations applicable to AI are emerging and evolving, what these legal frameworks will look like remains uncertain and they may be inconsistent from jurisdiction to jurisdiction. We may not always be able to anticipate how to respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business or materially limit our ability to incorporate certain AI capabilities into our development processes and solutions.

Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks, costs and challenges. We aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use. However, we may be unsuccessful in identifying or resolving ethical or legal issues presented by the use of AI. The use of AI to support business operations may carry inherent risks related to data privacy and security, such as intended or unintended transmission of personal or other data or proprietary or sensitive information, as well as challenges related to implementing and maintaining AI tools. Growing use of AI by third parties may also increase these risks. Further, reliance on AI could introduce operational vulnerabilities and impact our relationships with customers, partners, and suppliers.
Our business could be impacted as a result of actions by activist shareholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties.
Climate change could adversely affect our business, results of operations and financial condition.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other GHGs in the atmosphere has, and will continue to, cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions could, among other things, impair our production capabilities, disrupt the operation of our supply chain, and impact our customers and their demand for our services. There are inherent climate-related risks regardless of where we conduct our business. Climate change-related weather events could negatively impact any of our locations or the locations of our customers, and may cause us to experience work stoppages, project delays, financial losses and/or additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses. Further, the risks caused by climate change span across the industry sectors we serve, including A&D, Industrial, HealthTech, Capital Equipment, Communications and Enterprise. The direct physical risks that climate change poses to infrastructure through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these sectors. Infrastructure owners could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks, including market and technology shifts, including decreased demand for our services and solutions, reputational risks, such as how our sustainability practices are viewed by external and internal stakeholders, and policy and legal risks, including the extent to which climate change-related initiatives are driven by the governments in which we operate around the globe. As a result, the effects of climate change could have a long-term material adverse impact on our business, results of operations and financial condition. See "Our operations have been and could continue to be adversely affected by events outside our control," and "Our business and operations could be adversely impacted by ESG initiatives."
Risks Related to Our Industry
The semiconductor industry is cyclical and volatile in nature.
The semiconductor industry is highly cyclical and from time to time experiences significant economic downturns, often in connection with, or in anticipation of, maturing product cycles or a decline in general economic conditions. These downturns are characterized by diminished product demand, lower volumes and rapid erosion of average selling prices, resulting in revenue erosion, production overcapacity, and excess inventories. The timing, length and volatility of these cycles are difficult to predict. The quick onset of demand changes, as well as the high level of fixed costs associated with this business, exacerbate the adverse impact of these downturns on our operating results. Actions taken to reduce our costs may be insufficient to align our structure with prevailing business conditions, and we may be unable to invest in R&D and engineering at the levels we believe are necessary to maintain our competitive position. On the other hand, in the event of a significant upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. Any of the foregoing may adversely affect our margins, cash flow, and our ability to grow our revenue, and may increase the variability of our operating results from period to period.
We operate in an industry comprised of numerous competitors and aggressive pricing dynamics.
We operate in a highly competitive industry. Our competitors include large global EMS companies, ODMs that specialize in providing internally-designed products and manufacturing services, smaller EMS companies that often have a regional, product, service or industry-specific focus, as well as component and sub-system suppliers, distributors and/or systems integrators. In addition, our HPS offering may compete with our traditional customers' hardware offerings. Offering products or services that compete with the offerings of our customers may negatively impact our relationship with, or result in a loss of business from, such customers. We face indirect competition from current and prospective customers who decide to manufacture products internally, or insource previously outsourced business. In addition to the foregoing, we face competition from distribution and logistics providers expanding their services across the supply chain.
The competitive environment in our industry is intense and aggressive pricing is a common business dynamic. Some of our competitors have greater scale and offer a broader range of services. Additionally, our current and/or future competitors may: be more effective than we are in increasing or shifting their presence in new lower-cost, lower-tariff or tariff-free regions to try to offset continuous competitive pressure and increasing labor costs or to secure new business; develop or acquire services comparable or superior to ours; consolidate to form larger competitors; have greater name recognition, critical mass and/or geographic market presence; have greater manufacturing, R&D and/or marketing resources; be better able to take advantage of acquisition opportunities; be willing to, or able to make sales or provide services at lower margins than we do; or adapt more quickly than we do to new technologies, evolving industry trends and changing customer requirements. In addition, our competitors may be more effective than we are in investing in IT solutions to differentiate their offerings. Some of our competitors have increased their vertical capabilities by manufacturing modules or components used in the products they assemble. Although we have also expanded our capabilities, including through acquisitions and "operate-in-place" arrangements, our competitors' expansion efforts may be more successful than ours. Competition may cause pricing pressures, reduced profits or a loss of market share (for example, from program losses, non-renewals or customer disengagements). We may not be able to compete successfully against our current and/or future competitors.
We may not keep pace with rapidly evolving technology.
Many of the markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development, and we cannot assure that we will maintain or develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, designs, inventory or processes obsolete or noncompetitive. In addition, we may have to invest in new processes, capabilities or equipment to support new technologies used in our customers' current or future products, and to support their supply chain processes. Additionally, as we expand our service offerings or pursue business in new markets where our experience may be limited, we may be less effective in adapting to technological change. Our manufacturing, engineering, supply chain processes, and test development efforts and design capabilities may not be successful due to rapid technological shifts in any of these areas. The acquisition and implementation of new technologies and equipment and the offering of new or additional services to our customers may require significant expense or capital investment, which could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers' changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our operations.
Various industry-specific standards, qualifications and certifications are required to produce certain types of products for our customers. Failure to obtain or maintain those certifications may adversely affect our ability to maintain existing levels of business or win new business.
Risks Related to the International Nature of our Business

We continue to operate in an uncertain global economic and political environment.
Concerns over global economic conditions, financial markets, geopolitical issues, energy costs, inflation, and the availability and cost of credit, have contributed to increased global economic and political uncertainty. The political environment in the U.S., tensions between the U.S. and other countries, the continuing Russia/Ukraine conflict, Middle East Conflicts, and increased tensions between mainland China and Taiwan, have contributed to such uncertainty. All of the foregoing factors are outside of our control. See "Our operations have been and could continue to be adversely affected by events outside our control," "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," and "Geopolitical uncertainty, including as a result of the military conflict between Russia and Ukraine and/or the Middle East Conflicts, may adversely affect our business, financial condition and results of operations." Uncertain global economies have adversely impacted, and may continue to unpredictably impact, currency exchange rates. See "We are exposed to translation and transaction risks associated with foreign currency exchange rate fluctuations; hedging instruments may not be effective in mitigating such risks." Financial market instability may result in lower returns on our financial investments, and lower values on some of our assets.
Our operating costs have increased, and may continue to increase, as a result of the growth in inflation in recent years. Although we have been successful in offsetting the majority of our increased costs with increased pricing for our products and services to date, unrecovered increased operating costs in future periods would adversely impact our margins. We cannot predict future trends in the rate of inflation or other negative economic factors or associated increases.
In the event of a further economic slowdown or recession, we may experience declines in revenues, profitability and cash flows from lower customer demand, including as a result of payment delays to, collection difficulties by, and increased pricing pressures and other factors caused by the impact of adverse economic conditions on, our customers. Adverse conditions in the financial and credit markets, lower consumer confidence and spending, inflation, higher labor, healthcare, and insurance costs, fluctuating fuel and commodities costs and their effects on the U.S. and global economies and markets are all examples of negative factors which could cause customers to delay or forgo use of our services. These economic conditions may also reduce our customers' operating budgets or ability to commit funds to purchase our solutions or renew their existing contracts with us. If an economic recession is followed by a slow and relatively weak recovery, the effects from a broadening or protracted extension of these negative economic conditions on our customers could have a significant adverse effect on our revenues, cash flows and results of operations.
General uncertainty surrounding the global economic environment and geopolitical outlook may impact current and future demand for some of the products we manufacture or services we provide, the financial condition of our customers and/or suppliers, as well as the number and pace of customer consolidations. If any of the foregoing impacts the financial condition of our customers, they may delay payments to us or request extended payment terms, which could have an adverse effect on our financial condition and working capital. If any of the foregoing impacts the financial condition of our suppliers, this may have an adverse effect on our operations, financial condition and/or customer relationships. We cannot predict the precise nature, extent, or duration of these economic or political conditions or if they will have any impact on our financial results. A deterioration in the economic environment may exacerbate the effect of the various risk factors described in this Annual Report and could result in other unforeseen events that may adversely impact our business and financial condition.
A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.
Because we generate a portion of our revenue from contracts with the U.S. government and government agencies, our results of operations could be adversely affected by relevant spending caps or changes in budgetary priorities, as well as by delays in the budget process, program starts, or the award of contracts or orders. U.S. government spending levels for defense-related and other programs may decrease or fluctuate in future periods, including as a result of budgetary constraints, spending cuts, and/or uncertain funding of programs. Spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of particular defense-related programs, or significant budget-related delays in contract or task order awards for large programs could adversely affect our future revenue and limit our growth prospects.

Geopolitical uncertainty, including as a result of the military conflict between Russia and Ukraine and/or the Middle East Conflicts, may adversely affect our business, financial condition and results of operations.
The Russia/Ukraine conflict, the Middle East Conflicts, other hostilities or armed conflicts, or any related interruption or curtailment of trade or transport among the countries where our and our customers' facilities are located, could adversely affect our business, financial condition and results of operations. Further, political, economic and military instability in these or other regions could lead to an increase in cyberattacks and disruptions and instability in global markets (including increases in inflation rates, increases in energy prices and adverse effects on currency exchange rates and financial markets), supply chains and industries that could negatively impact our business, financial condition and results of operations. Although the impact of the Russia/Ukraine conflict and the Middle East Conflicts on our supply chain has not been significant to date, we cannot assure that this will continue to be the case. It is not possible to predict the long-term implications of these or other conflicts. Further, tensions between mainland China and Taiwan have escalated in recent periods. Geopolitical changes in China-Taiwan relations, or conflict between China and Taiwan could disrupt our supply chain for semiconductors and other electronic components or the operations of our suppliers, limit access to key ports, and/or result in potential international sanctions, any of which could adversely affect our results of operations or increase our costs. Any such disruptions may also magnify the impact of other risks described in this "Risk Factors" section.
We are exposed to translation and transaction risks associated with foreign currency exchange rate fluctuations; hedging instruments may not be effective in mitigating such risks.
Global currency markets can be volatile. Although we conduct the majority of our business in U.S. dollars, our global operations subject us to translation and transaction risks associated with fluctuations in currency exchange rates that could have a material adverse impact on our operating results and/or financial condition. A significant portion of our operational costs (including payroll, pensions, site costs, costs of locally sourced supplies and inventory, and income taxes) are denominated in various currencies other than the U.S. dollar. Fluctuations in currency exchange rates may significantly increase the amount of translated U.S. dollars required for costs incurred in other currencies or significantly decrease the U.S. dollars received from non-U.S. dollar revenues.
Although our functional currency is the U.S. dollar, currency risk on our income tax expense arises as we are generally required to file our tax returns in the local currency for each particular country in which we have operations. A weakening of the local currency against the U.S. dollar could have a negative impact on our income taxes payable (related to increased local-currency taxable profits) and on our deferred tax costs (primarily related to the revaluation of non-monetary foreign assets from historical average exchange rates to the period-end exchange rates). See note 19 to the 2024 AFS included herein. While our hedging program is designed to mitigate currency risk vis-à-vis the U.S. dollar, we remain subject to taxable foreign exchange impacts in our translated local currency financial results relevant for tax reporting purposes.
As part of our risk management program, we enter into foreign currency forward and swap contracts to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in local currencies. While these contracts are intended to reduce the effects of fluctuations in foreign currency exchange rates, our hedging strategy does not mitigate the longer-term impacts of changes to foreign exchange rates. In addition, these instruments are subject to transaction costs, credit requirements and counterparty risk. If our hedging program is not successful, or if we change our hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
Our financial results have been adversely impacted by negative foreign currency translation effects, and such adverse effects, some of which may be substantial, may recur in the future.
Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance.
We have sites in the following countries: Canada, the U.S., China, Ireland, Japan, Laos, Malaysia, Mexico, Romania, Singapore, South Korea, Spain, Indonesia, India and Thailand. During 2024, approximately 80% of our revenue was produced at locations outside of North America. We also purchase the majority of our components and materials from international suppliers.
Global operations are subject to inherent risks which may adversely affect us, including:

•changes in local tax rates and tax incentives and the adverse tax consequences of repatriating earnings;
•labor unrest and differences in regulations and statutes governing employee relations, including increased scrutiny of labor practices within our industry;
•cultural differences and/or differences in local business customs;
•negative impacts, or ineffectiveness, of our restructuring activities;
•changes in regulatory requirements;
•inflationary trends and rising costs;
•changes in international political relations;
•difficulty in staffing (including skilled labor availability and cost) and managing foreign operations;
•challenges in building and maintaining infrastructure to support operations;
•compliance with a variety of foreign laws, including import and export tariffs and regulations;
•adverse changes in trade policies and/or agreements between countries in which we maintain operations (including the potential tariffs implemented by U.S. government and retaliatory tariffs from and other actions by those affected countries or parties);
•limitations on imports or exports of components or products, or other trade sanctions;
•changes in logistics costs;
•changes in the availability, lead time, and cost of components and materials;
•weaker laws protecting IP rights and/or greater difficulty enforcing such rights;
•global economic, political and/or social instability, including armed conflict and military actions (including the Russia/Ukraine conflict and the Middle East Conflicts), protectionism and reactive countermeasures, economic or other sanctions or trade barriers;
•potential restrictions on the transfer of funds and/or other restrictive actions by foreign governments;
•the effects of terrorist activity;
•natural disasters, fires and widespread health concerns, pandemics, epidemics or outbreaks of illness); and
•global currency fluctuations.
Any of these risks could disrupt the supply of our components or materials, slow or stop our production, and/or increase our costs. Although we have incurred some increased shipping expenses and delays as a result of the Middle East Conflicts, such increases and delays have not been significant to date. However, there can be no assurance that this will continue to be the case. Compliance with trade and foreign tax laws may increase our costs and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and penalties. In addition, the introduction or expansion of certain social programs in foreign jurisdictions may increase our costs, and certain supplier's costs, of doing business.
In particular, a portion of our manufacturing, design, support and storage operations are conducted in our facilities in China. Revenues associated with our China operations account for 5% of total revenue in 2024 (2023 — 7%; 2022 — 11%). Therefore, our business, financial condition and results of operations may be adversely affected by economic, political, legal, regulatory, competitive and other factors in China. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector, and engineers in our design centers, due to the intensely competitive and fluid market for labor, and the retention of adequate labor is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. We are also subject to risks associated with our subsidiaries organized in China. For example, regulatory and registration requirements and government approvals affect the financing that we can provide to our subsidiaries. If we fail to receive required registrations and approvals to fund our subsidiaries organized in China, or if our ability to remit currency out of China is limited, then our business and liquidity could be adversely affected.

In addition, international trade disputes with China have resulted in increased tariffs and other measures that have, and may continue to, adversely affect the Company's business. U.S. technology export controls with respect to China (which are intended, in part, to restrict China's ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors) have adversely impacted our Capital Equipment business and our CCS segment. More generally, changes to, among other things, laws or policies in the U.S. regarding foreign trade, import/export duties and controls, tariffs or taxes, manufacturing and/or investments, or other events outside of our control, could materially adversely affect our U.S. and foreign operations. See "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," "Our operations have been and could continue to be adversely affected by events outside our control," and Item 7, MD&A — "External Factors that May Impact our Business."
Regulation of AI/ML technology may materially and adversely impact our business.
In recent periods, growth in the advancement and commercialization of AI/ML technology has resulted in high levels of capital expenditure investments by our hyperscaler customers, and corresponding demand increases for AI/ML compute products in our CCS segment. However, the regulatory landscape for AI/ML technology is evolving rapidly. The U.S. federal government, as well as several U.S. states and foreign governmental bodies and agencies have enacted, proposed, or are considering new laws and regulations with respect to the development and use of this technology. Additionally, existing laws and regulations may be interpreted to have similar impact. Unfavorable regulatory developments may increase our hyperscaler customers’ R&D and compliance costs and/or limit their use of such technology, which may result in a significant or material decrease in their capital expenditure investments in this area. This would in turn adversely impact demand for our AI/ML compute products, negatively impact our long-term growth expectations with respect to hyperscaler demand, and/or may have a material adverse effect on our business, operations or financial condition.
Financial Risks
We are subject to interest rate fluctuations.
Borrowings under our credit agreement generally bear interest at a floating rate, plus a margin. These borrowings expose us to interest rate risks due to fluctuations in these rates and margins, and our interest rate swap agreements only apply to a portion of the total borrowings under our term loans. Significant interest rate fluctuations may adversely affect our business, operating results and financial condition. Also see "We have entered into the TRS Agreement in respect of our Common Shares, which exposes us to certain risks, including Common Shares price decrease risk, counterparty risk and interest rate risk, any of which could adversely affect our financial condition and/or financial results."
Volatility in commodity prices may negatively impact our operating results.
We rely on various energy sources in our production and transportation activities. Increases in prices for energy and other commodities have resulted in, and may result in further increased raw material and component costs and transportation costs. Any increase in our costs that we are unable to recover in our pricing to our customers would negatively impact our margins and operating results.
Our results may be negatively affected by rising labor costs.
There is some uncertainty with respect to the pace of rising labor costs (including minimum wage increases that are government-mandated from time to time), and increasing competition for specific talent/resources in various regions in which we operate. Any increase in labor costs that we are unable to recover in our pricing to our customers would negatively impact our margins and operating results.
Deterioration in financial markets or in the macro-economic environment may adversely affect our ability to raise funds or increase the cost of raising funds.
Our ability to borrow or raise capital, or refinance or increase our third-party indebtedness may be impacted if financial markets are unstable. Disruptions in the capital and credit markets could adversely affect our ability to draw on our revolver (or any successor or additional facility), or our ability to sell desired amounts of A/R under our A/R sales program or customer supplier financing programs. Our access to funds under our credit facility (or any successor or additional facility) will be dependent on the ability of our senior lenders to meet their funding commitments. They may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding sources can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating discretionary uses of cash.
We are subject to financial and reputational risk due to non-performance by counterparties.
A failure by counterparties, including customers, suppliers, financial institutions (including the issuers of our purchased annuities and the counterparty to our TRS Agreement), or other third parties with whom we conduct business, to fulfill their contractual obligations, may result in financial loss to us and may have adverse effects on our business.
If a key supplier, or any company within such supplier's supply chain, experiences financial or other difficulties, such difficulties may affect their ability to supply us with materials, components or services, which could halt or delay the production of a customer's products, and/or have a material adverse impact on our operations, financial results, and customer relationships. In addition, our ability to collect outstanding A/R depends, in part, on the financial strength of our customers. See Item 7, MD&A — "External Factors that May Impact our Business" for further detail. At December 31, 2024, we had one customer (in our CCS segment) that individually represented 10% or more of total A/R (December 31, 2023— two customers, one in our CCS segment and one in our ATS segment). If a customer bankruptcy occurs, our profitability may be adversely impacted if affected A/R are in excess of our allowance for credit losses. Additionally, our future revenues could be adversely impacted by a customer bankruptcy. Inability to collect A/R and/or the loss of one or more major customers could adversely impact our operating results, financial position and cash flows. We cannot reasonably determine the extent to which a customer or supplier may have financial difficulties, or whether we will be required to adjust customer pricing, payment terms and/or the amounts we pay to suppliers for materials and components.
To mitigate the actuarial and investment risks of our defined benefit pension plans, we purchase annuities (using existing plan assets) from time to time from third party insurance companies for certain, or all, of our obligations under specified pension plans. Failure by the insurance companies to fulfill their contractual obligations would result in a significant financial loss to us, as we retain ultimate responsibility for the payment of benefits to plan participants unless and until such pension plans are wound-up.
We may use cash on hand, issue debt or equity securities, and/or incur additional third-party debt (or any combination thereof) to complete future acquisitions or otherwise fund our operations, which may adversely affect our liquidity, credit ratings, financial condition and/or results of operations.
Any significant use of cash (for future acquisitions or otherwise) would adversely impact our cash position and liquidity. In addition, we may choose to issue debt securities or otherwise incur additional debt to fund future acquisitions or otherwise fund our operations. Any additional incurrence of debt (either through the issuance of debt securities or through a new or refinanced credit facility) would increase our debt leverage and debt service requirements (necessitating the use of additional cash flow for this purpose), may reduce our debt agency ratings, may further adversely impact our ability to fund future acquisitions and/or respond to unexpected capital requirements, may impose additional restrictions on our operations, and may have a variety of additional adverse effects, including, but not limited to, those described in "We have incurred substantial third-party debt to fund acquisitions, which has increased our debt service requirements, may reduce our ability to fund future acquisitions and/or to respond to unexpected capital requirements, and may have other adverse impacts on our business." To the extent we sell equity or convertible debt securities, the issuance of these securities (the pricing of which would be subject to market conditions at the time of issuance) could result in material dilution to our stockholders. Sales of our equity securities or convertible debt, or the perception that these sales could occur, could also cause the market price for our Common Shares to fall, and new securities could have rights, preferences and privileges senior to the holders of our Common Shares.
We have incurred substantial third-party debt to fund acquisitions, which has increased our debt service requirements, may reduce our ability to fund future acquisitions and/or to respond to unexpected capital requirements, and may have other adverse impacts on our business.

Our outstanding indebtedness, together with the mandatory prepayment provisions of our credit facility, require us to dedicate a portion of our cash flow to make interest and principal payments on such indebtedness, thereby limiting the availability of our cash flow for other purposes, and may reduce our ability to fund future acquisitions and/or to respond to unexpected capital requirements. Such indebtedness (which may increase if we are unable to sell desired amounts under our uncommitted A/R sales program or supplier financing programs) may also: require us to pursue additional term financing for potential investments, which may not be available on acceptable terms or at all; limit our ability to obtain additional financing for working capital, business activities, and other general corporate requirements; limit our ability to refinance our indebtedness on terms acceptable to us or at all; limit our flexibility to plan for and adjust to changing business and market conditions; and increase our vulnerability to general adverse economic and industry conditions. In addition, such indebtedness could have a variety of other adverse effects, including: (i) default and foreclosure on our assets if we have insufficient funds to repay the debt obligations; (ii) acceleration of such indebtedness or cross-defaults if we breach financial or other covenants under applicable debt agreements and such breaches are not waived; (iii) increased vulnerability to adverse changes in competitive conditions or government regulation; (iv) other disadvantages compared to our competitors who have less debt; and (v) negatively impact on our credit ratings (see "Our credit rating may be downgraded"). Our credit facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount.
We are subject to the risk of increasing income and other taxes, tax audits and the challenges of successfully defending our tax positions, and obtaining, renewing or meeting the conditions of tax incentives and credits, any of which may adversely affect our financial performance.
We conduct business operations in a number of countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our income tax expense could increase significantly if certain tax incentives from which we benefit are retracted. A retraction could occur if we fail to satisfy the conditions on which these tax incentives are based, or if they are not renewed or replaced upon expiration. Our income tax expense could also increase if tax rates applicable to us in such jurisdictions are otherwise increased, or due to changes in legislation or administrative practices. Changes in our outlook in any particular country could impact our ability to meet the required conditions. See Item 7, MD&A — "Operating Results — Income taxes" and note 18 and 21 to the 2024 AFS included herein for a discussion of our existing tax incentives, and challenges to our Romanian and Thailand tax positions.
We develop our tax filing positions based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions currently in effect in the jurisdictions in which we have assets or conduct business, all of which are subject to change or differing interpretations, some of which with retroactive effect (e.g., Canada's Pillar Two legislation). In addition, the Organization for Economic Cooperation and Development continues to issue guidelines and proposals related to Base Erosion and Profit Shifting which may result in further legislative changes that could reshape international tax rules in numerous countries and negatively impact our effective tax rate. We cannot predict the outcome or timing of any specific legislative proposals or initiatives, and we cannot provide assurance that any such legislation or initiative will not apply to us. In addition, we cannot assure that operational adjustments will be sufficient to mitigate the impact of such legislation, in part or at all. Legislation or other changes in U.S. and/or international tax laws could increase our tax liability or adversely affect our overall profitability and results of operations.
Certain of our subsidiaries provide financing or products and services to, and may from time to time undertake certain significant transactions with, other subsidiaries in different jurisdictions. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm's-length pricing principles, and that contemporaneous documentation must exist to support such pricing.
We are subject to tax audits in various jurisdictions, which could result in additional tax expense in future periods related to prior results. Any such increase in our income tax expense and related interest and/or penalties could have a significant adverse impact on our future earnings and future cash flows. The successful pursuit of assertions made by any tax authority could result in our owing significant amounts of tax, interest, and possibly penalties. We believe we adequately accrue for any probable potential adverse tax ruling. However, there can be no assurance as to the final resolution of any claims and any resulting proceedings. If any claims and any ensuing proceedings are determined adversely to us, the amounts we may be required to pay could be material, and in excess of amounts accrued.
At December 31, 2024, a significant portion of our cash and cash equivalents was held by foreign subsidiaries outside of Canada, a large part of which may be subject to withholding taxes upon repatriation under current tax laws. We repatriated in

2024, and currently expect to repatriate in the foreseeable future, an aggregate of approximately $500 million from various foreign subsidiaries (2023 — approximately $480 million).
We have incurred significant restructuring charges in the past, and expect to incur further restructuring charges in the future; we may not achieve some or all of the expected benefits from our restructuring activities, these activities may adversely affect our business, and additional restructuring actions may be required once currently-contemplated actions are complete.
Implementation of our restructuring activities may be costly and disruptive to our business, and we may not achieve the cost savings and benefits anticipated from such activities. We may not be able to retain or expand existing business due to execution issues relating to anticipated headcount reductions, plant closures or product/service transfers, and we may incur higher operating expenses during the periods of transition. Additionally, restructuring actions may result in a loss of continuity and accumulated knowledge in our workforce and related operational inefficiencies, as well as negative publicity. Headcount reductions can also have a negative impact on morale and our ability to attract and hire new qualified personnel in the future. Our restructuring activities require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. Any failure to achieve some or all of the expected benefits of our restructuring activities, including any delay in implementing planned related restructuring actions, may have a material adverse effect on our competitive position and operating results. In addition, we may implement additional future restructuring actions or divestitures as a result of changes in our business, the marketplace and/or our exit from less profitable, under-performing, non-core or non-strategic operations.
We have incurred impairment charges and operating losses in certain of our businesses, and may incur such charges and losses in future periods.
We record impairment charges when we determine that the carrying amount of long-lived assets or goodwill may not be recoverable. We may record charges to accelerate the depreciation of specified assets in connection with our restructuring actions. Determining the fair value of long-lived assets or reporting units, including goodwill, is subjective and requires management to exercise significant judgment in estimating future growth, profitability, discount and terminal growth rates, and in projecting future cash flows, among other factors, including the impact of market conditions on management's assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, or other factors that may result in changes to our estimates of future cash flows, which may in turn result in impairment charges, which could be substantial and adversely affect our financial results. Factors that might reduce the fair value of these assets below their respective carrying values include declines in our stock price and market capitalization, reduced future cash flow estimates, slower growth rates, or significant operating losses in any of our businesses. Sustained market price decreases, demand softness, and/or failure to realize future revenue at an appropriate profit margin in any reporting units could negatively impact our operating results, including the incurrence of restructuring charges and/or impairment losses for such reporting units or operating losses for the relevant business. Similar risks apply to assessing the recoverability of our deferred tax assets.
We may not be able to prevent or detect all errors or fraud.
Due to the inherent limitations of internal control systems, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. Accordingly, we cannot provide absolute assurance that all control issues, errors or instances of fraud, if any, impacting us have been or will be prevented or detected. In addition, over time, certain aspects of a control system may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate, which we may not be able to address quickly enough to prevent all instances of error or fraud. In connection with our ongoing assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The existence of any material weakness may require management to devote significant time and incur significant remediation expense. The existence of any material weakness in our internal control over financial reporting may result in errors in our financial statements that could require us to make corrective adjustments, restate our financial statements, cause us to fail to meet our reporting obligations, and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect the market price of our securities. If we are unable to successfully identify and remediate any material weaknesses that may arise in a timely manner, the accuracy and timing of our financial reporting may be adversely affected, and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements.
We may be required to make larger contributions to our defined benefit pension and other benefit plans in the future.
We maintain defined benefit pension and other benefit plans globally. Our pension obligations are based on certain assumptions relating to plan asset performance, salary changes, employee turnover, retirement ages, life expectancy, expected healthcare costs, the performance of the financial markets, future interest rates, and plan and legislative changes. If actual results or future expectations differ from these assumptions or if statutory funding requirements change, the amounts we are obligated to contribute to the pension plans may increase and such increase could be significant. We are also required to contribute amounts to our other benefit plans to meet local statutory or such plans' funding requirements. The amounts we are obligated to contribute may increase due to legislative or other changes.
Changes in judgments, estimates and assumptions could have a material effect on our financial position and results of operations.
We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net earnings during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.
Our credit agreement contains restrictive and financial covenants that may impair our ability to conduct business, and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.
Our credit agreement contains restrictive covenants that limit our management's discretion with respect to certain business matters. Among other factors, these covenants limit our ability and our subsidiaries' ability to incur additional debt, create liens or other encumbrances, change the nature of our business, sell or otherwise dispose of assets, make certain investments and payments, repurchase Common Shares for cancellation if a defined consolidated secured leverage ratio exceeds a specified amount, merge or consolidate with other entities, or effect specified changes in control. This agreement also contains certain financial covenants related to indebtedness and interest coverage. If we are not able to comply with these covenants, our outstanding debt could become immediately due and payable, and the incurrence of additional debt under our revolving credit facility may not be allowed, either of which could have a material adverse effect on our liquidity and ability to conduct our business.
We have entered into the TRS Agreement in respect of our Common Shares, which exposes us to certain risks, including Common Shares price decrease risk, counterparty risk and interest rate risk, any of which could adversely affect our financial condition and/or financial results.
Under our TRS Agreement, the counterparty is obligated to make a payment to us based on the increase in the value of the TRS (as defined in such agreement) over the agreement's term, in exchange for specified periodic payments based on a variable interest rate. However, if the value of the TRS decreases over the agreement's term, we are obligated to pay the amount of such decrease to the counterparty, which could be material. In addition, an increase in the variable interest rate would result in an increase in interest payment amounts payable by us to the counterparty. Our TRS Agreement is also subject to the risk that the counterparty will default on its payment obligations thereunder, or that we will not be able to meet our obligations to the counterparty. Further, if the counterparty chooses to exercise its termination rights under the TRS, it is possible that, because of adverse market conditions existing at the time of such termination, we will owe more to the counterparty (or will be entitled to receive less from the counterparty) than we would otherwise have if we controlled the timing of such termination.
We anticipate that we will refinance outstanding indebtedness from time to time, and an inability to refinance on favorable terms, or at all, would have a material adverse effect on our operating results and financial condition.
We anticipate that we will repay outstanding debt from time to time through refinancing. The amount of our existing indebtedness may impede our ability to obtain such refinancing on acceptable terms, or at all. If we cannot refinance, extend, or pay principal payments due at maturity with the proceeds of other capital transactions, our cash flows may not be sufficient to repay our debt upon maturity. In such event, we may be forced to dispose of one or more assets on disadvantageous terms. In addition, refinanced debt may carry higher interest rates and have more restrictive covenants than our current outstanding indebtedness. Although we anticipate that we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance we will be able to do so, or that the terms of any such refinancing will be favorable. An inability to refinance, extend or otherwise satisfy our debt as it matures would have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Our credit rating may be downgraded.
Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect the opinions of the ratings agencies of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future, which could place us at a disadvantage compared to our competitors and prevent us from taking actions that could benefit us in the long term. Any negative change in our credit rating or outlook may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all. We may not be able to obtain financing arrangements on acceptable terms or in amounts sufficient to meet our needs in the future, which could harm our ability to grow our business, internally or through acquisitions.
Legal/Regulatory Risks
We may not adequately protect our IP or the IP of others.
We believe that certain of our proprietary IP rights and information provide us with a competitive advantage. Accordingly, we take steps to protect this proprietary information, including obtaining patents to safeguard our HPS IP, entering into non-disclosure agreements with customers, suppliers, employees and other parties, and by implementing security measures. However, these measures may not be sufficient to prevent or detect the misappropriation or unauthorized use or disclosure of our IP or information. We also conduct business in some countries where the extent of effective legal protection for IP rights is uncertain. Even if we have IP rights, there is no guarantee that such rights will provide adequate protection of items we consider to be proprietary. We may also be required to compromise protections or yield rights to technology, data or IP in order to conduct business in or access markets in certain jurisdictions, either through formal written agreements or due to legal or administrative requirements in the host nation. If we are not able to protect our IP rights, our business, financial condition and results of operations may be adversely affected.
There is also a risk that claims of IP infringement could be brought against us, our customers and/or our suppliers. If such claims are successful, we may be required to spend significant time and financial resources to develop non-infringing processes, technology or information or to obtain appropriate licenses from the owner. We may not be successful in such development, or any such licenses may not be available on commercially acceptable terms, if at all. In addition, any litigation could be lengthy and costly and could adversely affect us even if we are successful. As we expand our service offerings, we may be less effective in anticipating or mitigating the IP risks related to new manufacturing, design and other services, which could be significant.
U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition.
The former U.S. administrations previously created, and the current U.S. administration may create, uncertainty with respect to, among other things, trade agreements and free trade generally, and may impose significant new increases on tariffs on goods imported into the U.S. from specified countries (including Canada, Mexico and China), each of which may impose retaliatory tariffs. These actions, and/or other governmental actions related to tariffs or international trade agreements, have in the past increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition.
In addition, the U.S. government imposed additional export controls on certain advanced computing semiconductor chips, integrated circuits, semiconductor manufacturing items and related transactions. These export controls are, in part, intended to restrict China's and/or other nations' ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors. The implementation, interpretation and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving. These actions have adversely impacted our Capital Equipment business and our CCS segment. The future adverse impact of these and/or other actions taken by the governments of either the U.S. or China, or both (including in response to continuing tensions), could be material.
Given the uncertainty regarding the scope and duration of these (or further) trade and export actions, whether trade tensions will escalate further, and whether our customers will continue to bear the cost of the tariffs and/or avoid such costs by in-sourcing or shifting business to other providers, their impact on the demand for our services, our operations and results for future periods cannot be currently quantified, but may be material. See Item 7, MD&A — "External Factors that May Impact our Business" for further detail.
In addition, we cannot predict whether new U.S. laws will be passed or new regulatory proposals will be adopted, if any (or whether current laws or regulations will be rolled back), or the effect that such events may have on the economy and/or our business. However, changes in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade and exports, taxes, manufacturing, clean energy, the healthcare industry, development and investment in the jurisdictions in which we and/or our customers or suppliers operate, could materially adversely affect our business, results of operations and financial condition. See "We are subject to the risk of increasing income and other taxes, tax audits, and the challenges of successfully defending our tax positions, and obtaining, renewing or meeting the conditions of tax incentives and credits, any of which may adversely affect our financial performance."
There may be problems with the products we design or manufacture that could result in liability/warranty claims against us, which may reduce demand for our services, damage our reputation, and/or cause us to incur significant costs.
In most of our sales contracts, we provide warranties against defects or deficiencies in our products, services, or designs. We generally design and manufacture products to our customers' specifications, many of which are highly complex, and include products for regulated industries, such as HealthTech and A&D. The customized design solutions that form a part of our HPS offering also subject us to the risk of liability claims if defects are discovered or alleged. Despite our quality control and assurance efforts, problems may occur or be alleged, in or resulting from the design and/or manufacture of these products. Whether or not we are responsible, problems in the products we design and/or manufacture, or in products which include components we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes or a component defect, may result in increased costs to us, as well as delayed shipments to our customers, and/or reduced or canceled customer orders. These potential claims may include damages for the recall of a product and/or injury to person or property, including consequential and/or punitive damages.
Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. While we seek to insure against many of these risks, insurance coverage may be inadequate, not cost effective or unavailable, either in general or for particular types of products or issues.
As we expand our service offerings (including our HPS offerings) and pursue business in new end markets, our warranty obligations have increased and we may not be successful in pricing our products to appropriately cover our warranty costs. A successful claim for damages arising from defects or deficiencies for which we are not adequately insured, and for which indemnification from a third party is not timely (or otherwise) available, could have a material adverse effect on our reputation and/or our operating results and financial condition.
Any failure to comply with customer-driven policies and standards, and third party certification requirements could adversely affect our business and reputation.
In addition to government regulations and industry standards, our customers may require us to comply with their own climate change, social responsibility, conflict minerals, quality or other business policies or standards, which may be more restrictive than current laws and regulations and our pre-existing policies. Such policies or standards may be customer-driven, established by the industries in which we operate, or imposed by third party organizations. For example, we are a member of the RBA. The RBA is a non-profit coalition of companies that, among other things, establishes standards for its members in responsible and ethical practices in the areas of labor, environmental compliance, employee health and safety, ethics and social responsibility. Our compliance with these policies, standards and third-party certification requirements could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability.

Compliance with governmental laws, regulations, and obligations could be costly and may negatively impact our financial performance; any failure to comply may negatively impact our financial performance.
We are subject to various federal/national, state/provincial, local, foreign and supra-national environmental laws and regulations. Maintaining compliance with and responding to increasingly stringent environmental regulations requires a significant investment of time and resources and may restrict our ability to modify or expand our manufacturing sites or to continue production. Although our environmental management systems and practices have been designed to provide for compliance with these laws and regulations, such compliance cannot be assured, and any failure to comply with these laws and regulations may result in significant fines and penalties, our operations may be suspended or subjected to increased oversight, and our cost of related investigations could be material in any period.
More complex and stringent environmental legislation continues to be imposed globally, including laws that place increased responsibility and requirements on the "producers" of electronic equipment and, in turn, their providers and suppliers. Such laws may relate to product inputs (such as hazardous substances and energy consumption), product use (such as energy efficiency and waste management/recycling), and/or operational outputs/by-products from our manufacturing processes that can result in environmental contamination (such as waste water, air emissions and hazardous waste). Non-compliance with these requirements could result in substantial costs, including fines and penalties, and we may incur liability to our customers and consumers.
Even where compliance responsibility rests primarily with our customers, they may request our assistance in meeting their obligations. Our customers remain focused on issues such as waste management (including recycling), climate change (including the reduction of carbon emissions) and product stewardship, and expect their EMS providers to be environmental leaders. We strive to meet such customer expectations, although these demands may extend beyond our regulatory obligations and require significant investments of time and resources to attract and retain customers.
We generally conduct environmental assessments, or review assessment reports undertaken by others, for our manufacturing sites at the time of acquisition or leasing. However, such assessments may not reveal all environmental liabilities, and assessments have not been obtained for all sites. In addition, some of our operations involve the use of hazardous substances that could cause environmental impacts. While we have operational systems to provide environmental management, we cannot rule out all risk of non-compliance and could incur substantial costs to comply. Although if deemed necessary, we may investigate, remediate or monitor emissions and site conditions at some of our owned or leased sites (such as air, soil and/or groundwater conditions), we may not be aware of, or adequately address, all such emissions and conditions, and we may incur significant costs should such work be required. In many jurisdictions in which we operate, environmental laws impose liability for the costs of removal, remediation or risk assessment of hazardous or toxic substances on an owner, occupier or operator of real estate, even if such person or company was unaware of or not responsible for the discharge or migration of such substances. In some instances, where soil or groundwater contamination existed prior to our ownership or occupation, landlords or former owners may have retained some contractual responsibility or regulatory liability, but this may not provide sufficient protection to reduce or eliminate our liability. Third-party claims for damages or personal injury are also possible and could result in significant costs to us. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating sites indicate that we are responsible for the release of hazardous substances into the air, ground and/or water, we may be subject to additional liability. Additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future.
Our HealthTech business is subject to regulation by the U.S. Food and Drug Administration, Health Canada, the European Medicines Agency, and similar regulatory bodies in other jurisdictions, relating to the medical devices and hardware we manufacture for our customers. Our sites that deliver products to the healthcare industry are certified or registered in applicable quality management standards. We are required to comply with various statutes and regulations related to the design, development, testing, manufacturing and labeling of our medical devices. Any failure to comply with these regulations could result in fines, injunctions, product recalls, import detentions, additional regulatory controls, suspension of production, and/or the shutting down of one or more of our sites, among other adverse outcomes. Failure to comply with these regulations may also materially affect our reputation and/or relationships with customers and regulators.
We provide design, engineering and manufacturing related services to our customers in the A&D business. As part of these services, we are subject to substantial regulation from government agencies including the U.S. Department of Defense (DOD) and the U.S. Federal Aviation Administration. Our A&D sites are certified in quality management standards applicable to the A&D industry. Failure to comply with these regulations or the loss of any of our quality management certifications may result in fines, penalties and injunctions, and could prevent us from executing on current or winning future contracts, any of which may materially adversely affect our financial condition and operating results. In addition to quality management standards, there are several other U.S. regulations with which we are required to comply, including the Federal Acquisition Regulations, which provides uniform policies and procedures for acquisition; the Defense Federal Acquisition Regulation Supplement, a DOD agency supplement to the FAR that provides DOD-specific acquisition regulations that DOD government acquisition officials, and those contractors doing business with DOD, must comply with in the procurement process for goods and services; and the Truth in Negotiations Act, which requires full and fair disclosure by contractors in the conduct of negotiations with the government and its prime contractors. These rules are complex, our performance under them is subject to audit by the U.S. Defense Contract Audit Agency, the U.S. Office of Federal Contract Compliance Programs and other government regulators, and in most cases must be complied with by our suppliers. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including government pre-approval of our government contracting activities, termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable U.S. government supplier. We are also subject to the export control laws and regulations of the countries in which we operate, including, but not limited to, the U.S. International Traffic in Arms Regulations and the Export Administration Regulations.
Our international operations require us to comply with various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (FCPA) and the Corruption of Foreign Public Officials Act (Canada) (CFPOA). In some countries in which we operate, it may be customary for businesses to engage in business practices that are prohibited by the FCPA, CFPOA or other laws and regulations. Although we have implemented policies and procedures designed to ensure compliance with the FCPA, CFPOA and similar laws in other jurisdictions, there can be no assurance that all of our employees and agents, as well as those companies to which we outsource certain business operations, will not be in violation of these laws and our policies or procedures. In addition to the difficulty of monitoring compliance, any suspected or alleged activity would require a costly investigation by us and may result in the diversion of management's time, resources and attention. Failure to comply with these laws may subject us to, among other things, adverse publicity, penalties and legal expenses that may harm our reputation and have a material adverse effect on our business, financial condition and operating results.
As a public company, we are subject to stringent laws, regulations and other requirements, including the U.S. Sarbanes-Oxley Act and the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), affecting, among other areas, our accounting, internal controls, corporate governance practices, securities disclosures and reporting. For example, due to our complex supply chain, compliance with Dodd-Frank diligence, disclosure and reporting requirements with respect to defined "conflict minerals" is time-consuming and costly. If we are unable to ascertain the origins of all such minerals used in the manufacturing of our products through the due diligence procedures we implement, we may be unable to satisfy our customers' certification requirements. This may harm our reputation, damage our customer relationships and result in a loss of revenue. If the SEC rules or other new social or environmental standards limit our pool of suppliers in order to produce "conflict free" or "socially responsible" products, or otherwise adversely affect the sourcing, supply and pricing of materials used in our products, we could also experience cost increases and a material adverse impact on our operating results.
In addition, whenever we pursue business in new end markets, or our customers pursue new technologies or businesses, we are required to navigate the potentially heavy regulatory and legislative burdens of such end markets or technologies, as well as applicable quality standards with respect thereto.
The regulatory climate can itself affect the demand for our services. For example, government reimbursement rates and other regulations, as well as the financial health of healthcare providers, changes in how healthcare in the U.S. is structured, and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in this market as well as impact our margins.
Our customers are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Our customers' failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs for these customers and create inefficiencies in our business.

In addition, a failure by a supplier or manufacturer to comply with applicable laws, regulations or customer requirements could negatively impact our business, and for governmental customers, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition and results of operations.
Compliance or the failure to comply with employment laws and regulations may negatively impact our financial performance.
We are subject to a variety of domestic and foreign employment laws, including those related to: workplace safety, discrimination, harassment, whistle-blowing, wages and overtime, personal taxation, classification of employees, work authorizations and severance. Compliance with such laws may increase our costs. In addition, such laws are subject to change, and enforcement activity relating to these laws, particularly outside of the U.S., may increase as a result of greater media attention due to alleged violations by other companies, changes in law, political and other factors. There can be no assurance that, in the future, we will not be found to have violated elements of such laws. Any such violations could lead to the assessment of fines or damages against us by regulatory authorities or claims by employees, any of which could adversely affect our operating results and/or our reputation.
We are subject to litigation and proceedings, which may result in substantial expenses, settlement costs or judgments, require the time and attention of key management resources, and result in adverse publicity, any of which may negatively impact our financial performance.
We are from time to time party to various copyright, patent and trademark infringement, unfair competition, breach of contract, customs, employment and other legal actions incidental to our business, as plaintiff or defendant, as well as various other claims, suits, investigations and legal or governmental proceedings (including securities class action and shareholder derivative lawsuits which have been settled or dismissed). Additional legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulation and compliance, IP, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. Regardless of the merits of the claims, litigation or governmental proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher expenses, which could have a material adverse effect on our business, financial condition, or results of operations. We cannot predict the final outcome of such lawsuits or proceedings or the likelihood that other proceedings will be initiated against us. Accordingly, the cost of defending against such lawsuits or proceedings, or any future lawsuits or proceedings may be high and, in any event, these legal proceedings may result in the diversion of our management's time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could be in excess of any amounts accrued, and could have a material adverse effect on our reputation, financial condition and/or results of operations.
Changes in accounting standards enacted by the relevant standard-setting bodies may adversely affect our reported operating results, profitability and financial performance.
We prepare our financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. While periodic accounting changes do not typically affect the economics of our business, a change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business.
Potential unenforceability of judgments.
We are incorporated under the laws of the Province of Ontario, Canada. One of our directors and three of our executive officers are residents of Canada. Also, a substantial portion of our assets and the assets of these persons are located outside of the U.S. As a result, it may be difficult to effect service of process within the U.S. upon those directors or officers who are not residents of the U.S., or to enforce judgments in the U.S. obtained in courts of the U.S. It may also be difficult for shareholders to enforce a U.S. judgment in Canada predicated upon the civil liability provisions of U.S. federal or state securities laws or to succeed in a lawsuit in Canada based only on U.S. federal or state securities laws.

Our business and operations could be adversely impacted by ESG initiatives.
There is an increased focus by foreign, federal, state, provincial and local regulatory and legislative bodies investors and other stakeholders regarding environmental and corporate responsibility policies relating to climate change, regulating GHG emissions, carbon taxes, emissions trading schemes, sustainability, human rights and inclusion matters, and disclosure regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We expect to experience or be subject to increased restrictions, compliance and assurance costs, recurring investments in data gathering and reporting systems, and legal expenses related to such new or changing legal or regulatory requirements, which could increase our operating costs. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices.
Proposed and existing efforts to address climate change by reducing GHG emissions could directly or indirectly affect our costs of energy, materials, manufacturing, distribution, packaging and other operating costs, which could adversely impact our business and financial results. In addition, governmental bodies are increasingly adopting and proposing additional mandatory climate-related reporting obligations. Complying with any new applicable reporting requirements will require increased corporate, operational, and administrative efforts, and result in increased costs and expenses.
Further, certain investors are placing a greater emphasis on non-financial factors, including ESG factors, when evaluating investment opportunities. Although we actively manage a broad range of ESG matters, including the potential impact of our business on society and the environment, and matters relating to an inclusive workplace, there can be no certainty that we will manage such issues effectively, or that we will successfully meet society's expectations in this regard. The perception of our operations held by our shareholders, potential investors, suppliers, customers, other stakeholders, or the communities in which we do business may depend, in part, on the ESG standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external ESG factors they deem relevant. In addition, notwithstanding our achievements in these regards, the subjective nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to ESG criteria can result in the perception of negative ESG factors or a misrepresentation of our ESG policies and practices. In addition, by electing to set and publicly share our ESG standards, our business may face increased scrutiny related to ESG activities. As a result, our reputation could be harmed if we fail to act effectively in the areas in which we report. In addition, our failure to achieve progress on our ESG policies and practices on a timely basis, or at all, or to meet ESG criteria set by third parties, could adversely affect our Common Shares price, business, financial performance, or growth.
Because we have ceased to be a foreign private issuer, we are required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers, and we have incurred and may continue to incur additional legal, accounting, and other expenses that we would not incur as a foreign private issuer.
In July 2024, we announced that, in accordance with the definition of a “foreign private issuer” in Rule 405 under the U.S. Securities Act, and Rule 3b-4 under the Exchange Act, which require a foreign company to determine its status as a foreign private issuer on an annual basis, we determined that we no longer met such definition at the end of the second quarter of 2024. Accordingly, as of January 1, 2025, we do not use the forms and rules designated for foreign private issuers and are subject to the same reporting and disclosure requirements applicable to U.S. domestic issuers. We are now required to file periodic reports and financial statements prepared in accordance with GAAP with the SEC on Form 10-K and Form 10-Q, as applicable, as well as current reports on Form 8-K, which are more detailed and extensive than the forms available to a foreign private issuer. We must also comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders have become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we have lost our ability to rely upon exemptions from certain NYSE corporate governance requirements. As a U.S.-listed public company, we are subject to the same reporting and disclosure requirements applicable to U.S. domestic issuers, and we have incurred and may continue to incur significant additional legal, accounting and other expenses that we did not incur as a foreign private issuer, and may incur accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange.
Risks Related to our Common Shares

The market price of our Common Shares has been volatile.
Volatility in our business can result in significant Common Share price and volume fluctuations. Factors such as changes in our financial estimates or operating results, buy/sell recommendations by securities analysts, the timing of announcements by us or our competitors concerning significant product developments, acquisitions or financial performance, other events affecting companies in the electronics industry, currency fluctuations, general market fluctuations, macro-economic conditions, general stock market conditions, substantial sales of our Common Shares and/or other external factors may cause the market price of our Common Shares to decline. In addition, if our operating results do not meet the expectations of securities analysts or investors, the price of our Common Shares could decline. Furthermore, the existence of our NCIB may cause our Common Share price to be higher than it would be in the absence of such a program, and repurchases under the NCIB expose us to risks resulting from a reduction in the size of our "public float," which may reduce our trading volume as well as our Common Share price.
There can be no assurance that we will continue to repurchase Common Shares for cancellation.
Although we currently have an NCIB in effect, whether we repurchase Common Shares under such NCIB for cancellation, and the amount and timing of any such repurchases, is subject to the restrictions under our credit facility, capital availability and periodic determinations by our Board that Common Share repurchases are in the best interest of our shareholders and are in compliance with all applicable laws and agreements. Any future permitted Common Share repurchases, including their timing and amount, may be affected by, among other factors: our consolidated leverage ratio (as defined in our credit facility); our views on potential future capital requirements for strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to our business model; and/or changes to applicable tax laws or corporate laws (including equity buyback taxes enacted in Canada and the U.S.). In addition, the amount we spend and the number of Common Shares we are able to repurchase for cancellation under any NCIB or substantial issuer bid may further be affected by a number of other factors, including the Common Shares we arrange to be purchased by non-independent brokers to satisfy stock-based compensation awards, the price of our Common Shares and blackout periods in which we are restricted from repurchasing Common Shares. Our Common Share repurchases may change from time to time, and even if permitted under our credit facility, we cannot provide assurance that we will continue to repurchase Common Shares for cancellation in any particular amounts or at all. A reduction in or elimination of our Common Share repurchases could have a negative effect on our stock price.
We are no longer a controlled company, and may therefore become more vulnerable to take-over or tender offer.
Following the completion of an underwritten secondary public offering in August 2023, Onex is no longer our controlling shareholder. As a result, the Company has lost the benefit of the stability afforded to it by having a committed, long-term controlling shareholder. In addition, voting power is spread out among a wide shareholder base and the inherent protection from an unsolicited take-over bid afforded by a dual class share structure no longer exists. Accordingly, we may become more vulnerable to a take-over bid or a tender offer.
General Risk Factors
Negative publicity could adversely affect our reputation as well as our business, financial results and share price.
Unfavorable media related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our share price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, and newsletters. Our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlet could damage our reputation and reduce the demand for our products, which would adversely affect our business.
Item 1B.    Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy
We prioritize the effective management of cybersecurity risks through a strategy focused on identifying, assessing, and responding to cybersecurity vulnerabilities, threats and incidents. Our primary objectives are to safeguard information assets, prevent their misuse or loss, and minimize business disruptions, through a comprehensive cybersecurity program intended to detect, analyze, contain and address cybersecurity risk exposures, threats and incidents.
Our Board has oversight of our strategic and business risk management, including cybersecurity risk management, with support from our Audit Committee (described under “Governance” below). The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.
We use various processes to inform our assessment, identification and management of risk from cybersecurity threats, including technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. Key areas of our cybersecurity risk management processes and strategy include the following:
Multidisciplinary Coordination: Our IT Security Team, which includes IT Site Managers, an IT Risk & Compliance Team, a Global Information Security Team and Cybersecurity Incident Managers, has first-line responsibility for our cybersecurity risk management processes, and is responsible for implementing cybersecurity policies, procedures and strategies. This team is led by our Vice President, Security, Infrastructure & Site IT (VP Security), who reports to our Chief Information Officer (CIO), who in turn reports to our Chief Operations Officer (COO). The IT Security Team is subject to oversight from several cross-functional teams, including our Executive Leadership Team, our IT Security Council and our Compliance Council. Our IT Security Council, a global IT security strategy team, meets monthly to discuss IT security roadmaps and strategies, control enhancements, compliance matters and customer requirements. Our Compliance Council includes representatives from, among others, our legal, compliance, ethics, internal audit, operations, security, and supply chain teams to assess the Company’s risk exposures, mitigation strategies and policies, and meets quarterly to discuss risks, policies and compliance issues, including with respect to cybersecurity.
Internal Audit: Our Internal Audit department performs audits, and our IT Risk and Compliance Team, which reports to the VP Security, monitors certain IT systems controls that are integrated into our larger internal control environment.
Cyber Incident Response: We maintain a cross-functional cyber incident response plan with defined roles, responsibilities and reporting protocols, which is evaluated and tested on a regular basis. The Company has a process for employees to report suspected or confirmed cybersecurity threats or incidents. Generally, if a suspected or confirmed breach is identified, a Cybersecurity Incident Manager from the Global Information Security Team is assigned to evaluate and escalate the issue as needed to the VP Security. The Company’s response to cybersecurity incidents (which includes prompt steps to protect our systems and information by containing and mitigating the impact of any incident) is managed by the VP Security, in consultation with the CIO, and when appropriate, with the CFO, COO, CEO and our Chief Legal Officer. These leaders will assess the materiality of a particular incident (alone or in combination with other factors), and the Chief Legal Officer will determine whether any reporting or notification responsibilities have been triggered. The CEO is responsible for informing our Board and the Audit Committee regarding any significant incidents, and coordinates management’s recommendations concerning materiality.
Continuous Evaluation: We update our information security management system periodically and employ standards and frameworks as we deem necessary to assist us in monitoring compliance with regulatory, industry and evolving data privacy requirements. In addition, we monitor our IT systems and processes on an ongoing basis with the goal of identifying and remediating real and potential threats as they arise. We adjust our systems, procedures and policies regularly as we deem necessary in response to identified threats and risks.
Training: We provide cybersecurity and information security compliance training for our employees once per year, track completion, and require attestations. We conduct monthly mock phishing attacks to all employees, and cater training specifically to our needs, based on industry trends and potential threats. Select members of our IT Security Team participate in security training focusing on emergency preparedness and remediation, including annual table top exercises to test our security protocols and response times.

Outside Consultants: Third party experts are engaged to conduct National Institute of Standards and Technology (NIST) CSF (Cyber Security Framework) Audits to measure the Company’s cybersecurity maturity level, in addition assistance with our cybersecurity risk management and strategy. Other third-party providers provide us with ongoing assistance including threat monitoring, mitigation strategies, and updates on emerging security trends and developments while we have others engaged on retainer to provide targeted assistance forensic expertise as needed.
Monitoring of Third Parties: In 2023, we implemented a Third-Party Risk Management Program to perform IT security controls assessments for our third-party suppliers and vendors and measure the IT security rating of Celestica and these entities through an external security rating solution platform. Through this program, our IT Risk and Compliance team assesses, monitors, and mitigates potential cybersecurity risks from our third-party suppliers and vendors. In addition, an external service is used to assess the cybersecurity risk rating of third party suppliers and vendors.
Certifications: Certain of our manufacturing sites are certified to ISO27001 (an international standard focused on information security), and we continue to perform assessments of our A&D sites and systems that support A&D data under U.S. NIST 800-171 Enhanced Cybersecurity Measures for Government Contractors.
While we have invested, and continue to invest, in the protection of our data and IT infrastructure, we regularly face attempts by others to access our information systems in an unauthorized manner, to introduce malicious software to such systems or both, and while we have not been materially impacted by computer viruses, malware, ransomware, hacking incidents, outages, or unauthorized access to data, we have been (and may in the future be) the target of such events. However, to date, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see Item 1A, Risk Factors — “Our operations and our customer relationships may be adversely and materially affected by disruptions to our IT systems, including disruptions from cybersecurity breaches of our IT infrastructure" in this Annual Report.
Governance
As part of its oversight responsibilities, which include the identification of the principal risks of the business and ensuring the implementation of appropriate systems to manage such risks, the Board devotes significant time and attention to information security and risk management, including cybersecurity, and regulatory compliance, supported by the Audit Committee.
The Audit Committee is responsible for evaluating Celestica’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee’s Mandate also requires it to discuss guidelines, policies and steps to govern the process by which risk assessment and management is undertaken (including risks related to information security, cybersecurity and data protection) and the establishment and management of appropriate systems to manage such risks. The Audit Committee reviews cybersecurity risks through quarterly reports from management, and monitors the status of existing information security controls and practices to mitigate the potential risk from evolving cybersecurity threats.
In addition, in accordance with its Mandate, the Board receives a quarterly report from management regarding the principal risks inherent in the business of the Corporation, including appropriate crisis preparedness, business continuity, information system controls, cybersecurity and information security, and disaster recovery plans. These reports address a range of topics, including industry trends, benchmark and assessment reports, information security projects and updates on cyber related metrics, technology modernization, policies and practices, and specific and ongoing efforts to prevent, detect, and respond to internal and external critical threats.

Management’s role:
Our IT Security Team is composed of several support teams (including our IT Site Managers, our Cybersecurity Incident Managers, our Global Information Security Team, and our IT Risk and Compliance Team) that address and respond to cybersecurity risks and incidents, including risks related to security architecture and engineering, identity and access management and security operations. As noted above, our IT Security Team is led by our VP Security, who has 15 years of experience in leading global security and compliance functions and strategies and holds several certifications including Certified Information Systems Security Professional (CISSP), Information Systems Security Management Professional (ISSMP), Certified Information Systems Auditor (CISA), Certified in Risk and Information Systems Control (CRISC), and Certified Information Security Manager (CISM). Our CIO has 20 years of experience in leading security, compliance and digital forensics functions. Collectively, the other members of our IT Security Team have decades of relevant education and experience and maintain a wide range of industry certifications. In addition, we invest in regular, ongoing cybersecurity training for our IT Security Team. Risks are updated by management each quarter, based on findings from external assessments and internal cybersecurity metrics.
Management (including our VP of Internal Audit) reports quarterly to the Audit Committee on information security. These presentations address a wide range of topics, including trends in cyber threats and the status of initiatives intended to bolster our security systems and the cyber readiness of our personnel.
Management takes several steps intended to mitigate the impact of cybersecurity and information security risks and incidents, including an annual management risk assessment (including cybersecurity risk), continued enhancement of information security and data loss prevention controls, maintenance of a robust crisis response plan, engaging an external consultant (described above), and ensuring that the Company maintains cybersecurity insurance coverage deemed appropriate. Management oversight procedures include: (i) a methodology to ensure cybersecurity events are promptly escalated and that appropriate internal and external reporting occurs; (ii) a monthly Information Security Governance Council meeting with site IT managers; and (iii) quarterly meetings between senior executives and our Internal Audit department to discuss the outlook for the following year, focusing on the current risk environment.

Item 2.    Properties
The following table summarizes our principal owned and leased properties as of February 28, 2025. These sites are used to provide manufacturing services and solutions, including the manufacture of PCBs, assembly and configuration of final systems, complex mechanical assembly, precision machining, as well as other related services and customer support activities, including design and development, warehousing, distribution, fulfillment and after-market services, with a total of approximately 7.3 million square feet of productive capacity.

Major locations	Estimated square footage (in thousands)	Segment	Owned/Leased	Lease Expiration Dates

Canada(1)(2)	341	ATS/CCS	Leased	between 2025 and 2028
Arizona	111	ATS	Leased	2027
California(2)	202	ATS/CCS	Leased	between 2025 and 2028
China(2)(3)	1,026	ATS/CCS	Owned/Leased	between 2025 and 2056
Georgia(2)	48	CCS	Leased	between 2025 and 2026
India	23	CCS	Leased	2027
Indonesia(3)	169	ATS	Owned/Leased	2028
Ireland(2)	89	ATS/CCS	Leased	between 2030 and 2034
Japan(2)	544	ATS/CCS	Owned/Leased	2026
Laos	114	CCS	Leased	2026
Malaysia(2)(3)	1,476	ATS/CCS	Owned/Leased	between 2025 and 2060
Massachusetts	60	ATS	Owned	N/A
Minnesota(2)	82	ATS	Leased	between 2025 and 2032
Mexico(2)	699	ATS/CCS	Leased	between 2027 and 2032
New Hampshire	30	CCS	Leased	2028
Oregon	165	ATS	Leased	2026
Romania	286	ATS/CCS	Owned	N/A
Singapore(2)(3)	188	ATS/CCS	Owned/Leased	between 2025 and 2053
South Korea(2)	207	ATS	Owned/Leased	2026
Spain	109	ATS	Owned	N/A
Texas(4)	274	ATS/CCS	Leased	2032
Thailand(2)(3)	1,011	ATS/CCS	Owned/Leased	between 2025 and 2048
(1)In connection with our March 2019 Toronto real property sale, we entered into a 10-year lease with the purchaser of such property for our then-anticipated corporate headquarters, to be built by such purchaser on the site of our former location (Purchaser Lease). The Purchaser lease started in June 2024. In November 2022, we extended (on a long-term basis) the lease on our current corporate headquarters, and in 2023, we executed a sublease for a portion of the space under the Purchaser Lease. Leased square footage under Purchaser Lease was excluded from the table above.
(2)Represents multiple locations.
(3)With respect to these locations, the land is leased, and the buildings are either owned or leased by us.
(4)We are committed to leasing additional space at this site starting April 2027. See Item 7, MD&A — "Liquidity — Cash requirements — Contractual Obligations."
We consider each of the properties in the table above to be adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. We currently expect to be able to extend the terms of expiring leases or to find replacement sites on commercially acceptable terms. Our principal executive office is located at 5140 Yonge Street, Suite 1900, Toronto, Ontario, Canada M2N 6L7.

Item 3.    Legal Proceedings
In the normal course of our operations, we may be subject to litigation, investigations and other claims, including legal, regulatory and tax proceedings. In the opinion of management, the ultimate resolutions of all such currently pending matters will not have a material adverse effect on our consolidated financial position or results of operations. There are no material proceedings in which any of our directors, officers, affiliates, or owners of more than 5% of our Common Shares is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries. Information concerning the status of certain tax matters is disclosed in Item 7, MD&A — Liquidity and Capital Resources — Litigation and Contingencies (including indemnities), and note 21 to the 2024 AFS herein.
Item 4.    Mine Safety Disclosure
Not applicable.
Part II.
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Shares are listed on the NYSE and the TSX (in each case under the symbol "CLS").
Holders
As of February 20, 2025, based on information provided to us by our transfer agent, there were 1,501 holders of record of Common Shares, of which 373 holders, holding approximately 96.4% of the outstanding Common Shares, were resident in the U.S. and 277 holders, holding approximately 3.5% of the outstanding Common Shares, were resident in Canada. These numbers are not representative of the number of beneficial holders of our Common Shares nor are they representative of where such beneficial holders reside, since many of such shares are held of record by brokers or other nominees. We do not have knowledge of the identities of the beneficial owners of Common Shares registered through intermediaries.
Dividend Policy
We have not declared or paid any dividends to our shareholders. We intend to retain earnings for general corporate purposes to promote future growth; as such, our Board does not anticipate paying any dividends at this time. Our Board will review this policy from time-to-time, having regard to our financial condition, financing requirements and other relevant factors.
Performance Graph

The following chart compares the cumulative total shareholder return (TSR) of $100 invested in Common Shares with the cumulative TSR of the S&P/TSX Composite Total Return Index and S&P 500 Information Technology Total Return for the period from December 31, 2019 to December 31, 2024.

Table 1: Performance Graph
* For the purpose of the graph, it was assumed that CAD:US dollar conversion ratio remained at 1:1 for the years presented.
Recent Sales of Unregistered Securities
On January 29, 2024, an aggregate of 581 deferred share units (DSUs), valued at $29.28 per share, the closing price of the Common Shares on the NYSE on the last trading day of the preceding fiscal quarter; on March 31, 2024, an aggregate of 7,091 DSUs, valued at $44.94 per share, the closing price of the Common Shares on the NYSE on the last trading day prior to the date of grant; on June 30, 2024, an aggregate of 5,719 DSUs, valued at $57.33 per share, the closing price of the Common Shares on the NYSE on the last trading day prior to the date of grant; on July 30, 2024, an aggregate of 196 DSUs, valued at $57.33 per share, the closing price of the Common Shares on the NYSE on the last trading day of the preceding fiscal quarter; and on September 30, 2024, an aggregate of 5,767 DSUs, valued at $51.12 per share, the closing price of the Common Shares on the NYSE on the date of grant, were issued to our non-employee directors as compensation earned for service on the Board in reliance on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act. Each DSU represents the right to receive one Common Share or an equivalent value in cash (at the Corporation’s discretion) when the director ceases to be (a) a director of the Corporation or (b) an employee of the Corporation (Retires). DSUs that vest on retirement will be settled on the date that is 45 days following the date on which the director Retires, or the following business day if the 45th day is not a business day (Valuation Date), or as soon as practicable thereafter. The amount used to cash-settle DSUs (if applicable) will be based on the closing price of the Common Shares on the Valuation Date. DSUs will in all cases be redeemed and payable on or prior to the 90th day following the date on which the director Retires.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Common Shares Purchased (in millions)	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or programs (in millions)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 — 31, 2024(1)	—	$—	—	8.9
November 1 — 30, 2024(2)	—	$—	—	8.6
December 1 — 31, 2024(2)	0.5(3)	$86.90	0.3	8.3
Total	0.5	$86.90	0.3

(1)    On December 12, 2023, the TSX accepted our notice to launch, and we announced, a NCIB (2023 NCIB). The 2023 NCIB allowed us to repurchase, at our discretion, from December 14, 2023 until the earlier of December 13, 2024 (unless terminated earlier) or the completion of purchases thereunder, up to 11,763,330 of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids and compliance with applicable law and the volume and other limitations under Rule 10b-18 under the Exchange Act. In October 2024, we purchased and cancelled nil Common Shares under the 2023 NCIB. The 2023 NCIB was early terminated on October 30, 2024.

(2)    On October 30, 2024, the TSX accepted our notice to launch, and we announced, a NCIB (2024 NCIB). The 2024 NCIB allowed us to repurchase, at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to 8,609,693 of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids and compliance with applicable law and the volume and other limitations under Rule 10b-18 under the Exchange Act. The maximum number of Common Shares we are permitted to repurchase for cancellation under the 2024 NCIB will be reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during its term to satisfy delivery obligations under our SBC plans, if any. In December 2024, we purchased 0.3 million Common Shares under the 2024 NCIB.
(3)    From time-to-time, we enter into Automatic Share Purchase Plans (ASPPs) complying with Rule 10b5-1 under the Exchange Act covering a defined period, instructing a broker to purchase in the open market a specified number of shares (subject to specified conditions) to settle vested employee awards under our SBC plans (SBC ASPPs). In December 2024, 0.2 million Common Shares were purchased on our behalf by an independent broker under a SBC ASPP. The maximum number of Common Shares we were permitted to repurchase for cancellation under the 2024 NCIB was not reduced by the number of Common Shares we arranged to be purchased by such independent broker.
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our 2024 audited consolidated annual financial statements (2024 AFS) and related notes, which we prepared in accordance with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, all dollar amounts are expressed in United States (U.S.) dollars. The information in this discussion is provided as of February 28, 2025 unless we indicate otherwise. As used herein, "Q1," "Q2," "Q3," and "Q4" followed by a year refers to the first quarter, second quarter, third quarter and fourth quarter of such year, respectively.
Certain statements contained in this MD&A constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (U.S. Securities Act) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (U.S. Exchange Act), and “forward-looking information” within the meaning of applicable Canadian securities laws (collectively, forward-looking statements), including, without limitation, statements related to: our priorities, intended areas of focus, targets, objectives and goals; trends in the electronics manufacturing services (EMS) industry and our segments (and/or their constituent businesses) and their anticipated impact; the anticipated impact of current market conditions and customer-specific factors on each of our segments (and/or their constituent businesses) and near term expectations; potential restructuring and divestiture actions; our anticipated financial and/or operating results and outlook, including expected revenue increases and decreases (or remaining flat), as well as growth in certain businesses and end markets; our strategies; our credit risk; the potential impact of acquisitions, or program wins, transfers, losses or disengagements; materials, component and supply chain constraints; anticipated expenses, capital expenditures and other working capital requirements and contractual obligations (and intended methods of funding such items); the potential impact of trade policies between countries in which we conduct business (including the potential tariffs implemented by U.S. government); the impact of our price reductions and longer payment terms; our intended repatriation of certain undistributed earnings from non-Canadian subsidiaries (and amounts we do not intend to repatriate in the foreseeable future); the potential impact of tax and litigation outcomes; investor dissatisfaction with inclusion, employee engagement, and other environmental, social and governance (ESG) matters; our intention to settle employee share unit awards in common shares (Common Shares); our ability to use certain tax losses; intended investments in our business; the potential impact of the pace of technological changes, customer outsourcing, program transfers, and the global economic environment; the intended method of funding Common Share repurchases; the impact of our outstanding indebtedness; liquidity and the sufficiency of our capital resources; our intention to settle outstanding equity awards with Common Shares; our financial statement estimates and assumptions; recently-issued accounting pronouncements and amendments; the potential adverse impacts of events outside of our control (including those described under "External Factors that May Impact our Business" below) (External Events); mandatory prepayments under our credit facility; pension plan funding requirements and obligations, and the impact of annuity purchases; our compliance with covenants under our credit facility; refinancing debt at maturity; interest rates and expense; income tax incentives; accounts payable cash flow levels; accounts receivable sales; expectations with respect to reporting units with goodwill; our future warranty obligations; cybersecurity threats and incidents; our intentions with respect to environmental assessments for newly-leased or acquired properties; our expectations with respect to expiring leases; our intention to retain earnings for general corporate purposes; costs in connection with our pursuit of acquisitions and strategic transactions; and expectations regarding the acceptance of offers to sell accounts receivable (A/R) under our A/R sales programs and supplier financing programs. Such forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “continues,” “project,” “target,” "objective," “goal,” “potential,” “possible,” “contemplate,” “seek,” or similar expressions, or may employ such future or conditional verbs as “may,” “might,” “will,” “could,” “should,” or “would,” or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, where applicable, and applicable Canadian securities laws.
Forward-looking statements contained in this Annual Report are based on various assumptions, many of which involve factors that are beyond our control. Our material assumptions include: growth in manufacturing outsourcing from customers in diversified markets; our ability to retain programs and customers, including no unexpected customer or program transfers, losses or disengagements; no unforeseen adverse changes in our mix of businesses; no undue negative impact on our customers' ability to compete and succeed using products we manufacture and services we provide; continued growth in our end markets; our ability to successfully diversify our customer base and develop new capabilities; anticipated demand levels across our businesses; continued growth in the advancement and commercialization of artificial intelligence (AI) technologies and cloud computing; supporting sustained high levels of capital expenditure investments by leading hyperscaler, AI and data center customers; no significant unforeseen negative impacts to our operations; no unforeseen materials price increases, margin pressures, or other competitive factors affecting the EMS or original design manufacturer (ODM) industries in general or our segments in particular; compliance by third parties with their contractual obligations; that our customers will retain liability for product/component tariffs and countermeasures; our ability to keep pace with rapidly changing technological developments; the successful resolution of quality issues that arise from time to time; fluctuation of production schedules from our customers in terms of volume and mix of products or services; the timing and execution of, and investments associated with, ramping new business; supplier performance and quality, pricing and terms; the costs and availability of components, materials, services, equipment, labor, energy and transportation; no significant decline in the global economy or in economic activity in our end markets due to a major recession or otherwise; no unforeseen disruptions due to geopolitical factors (including war) causing significant negative impacts to economic activity, global or regional supply chains or normal business operations; that global inflation will not have a material impact on our revenues or expenses; the impact of anticipated market conditions on our businesses; the stability of currency exchange rates; the availability of capital resources for, and the permissibility under our credit facility of, repurchases of outstanding Common Shares under our current normal course issuer bid (NCIB), and compliance with applicable laws and regulations pertaining to NCIBs; compliance with applicable credit facility covenants and the components of our leverage ratios (as defined in our credit facility); our maintenance of sufficient financial resources to fund currently anticipated financial actions and obligations and to pursue desirable business opportunities; global tax legislation changes; the timing, execution and effect of restructuring actions; and no unforeseen adverse changes in the regulatory environment.
Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission (SEC). You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in the Risk Factor Summary and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (of which this MD&A forms a part) under the heading “Risk Factors,” which are incorporated herein by reference, and subsequent Quarterly Reports on Form 10-Q and other documents filed with the SEC, and as applicable, the Canadian Securities Administrators.
Overview
Celestica's business:
We deliver innovative supply chain solutions globally to customers in two operating and reportable segments: Advanced Technology Solutions (ATS) and Connectivity & Cloud Solutions (CCS). Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Our CCS segment consists of our Communications and Enterprise (servers and storage) end markets. Additional information regarding our segments is included in note 22 to the 2024 AFS.
Our customers include original equipment manufacturers (OEMs), cloud-based and other service providers, including hyperscalers, and other companies in a wide range of industries. We are incorporated under the laws of the Province of Ontario, Canada. Our global headquarters are located in Toronto, Ontario, Canada. We operate a network of sites and centers of excellence strategically located in North America, Europe and Asia, with specialized end-to-end supply chain capabilities tailored to meet specific market and customer product lifecycle requirements.
We offer a comprehensive range of product manufacturing and related supply chain services to customers in both of our segments, including design and development, new product introduction, engineering services, component sourcing, electronics manufacturing and assembly, testing, complex mechanical assembly, systems integration, precision machining, order fulfillment, logistics, product licensing, and after-market repair, return and information technology (IT) asset management and disposition (ITAM/ITAD) services. Our Hardware Platform Solutions (HPS) offering (within our CCS segment) includes the development of infrastructure platforms, hardware and software design solutions, including open-source software that complements our hardware offerings, and services that can be used as-is, or customized for specific applications in collaboration with our customers, and management of program design and aspects of the supply chain, manufacturing, and after-market support, including ITAM/ITAD.
Products and services in our ATS segment are extensive and are often more regulated than in our CCS segment, and can include the following: government-certified and highly-specialized manufacturing, electronic and enclosure-related services for A&D customers; high-precision semiconductor and display equipment and integrated subsystems; a wide range of industrial automation, controls, test and measurement devices; engineering-focused engagements, including in the areas of telematics, human machine interface, Internet-of-Things and embedded systems; advanced solutions for surgical instruments, diagnostic imaging and patient monitoring; and efficiency products to help manage and monitor the energy and power industries. Our ATS segment businesses typically have higher margin profiles and margin volatility, higher working capital requirements, and longer product life cycles than the traditional businesses in our CCS segment.
Products and services in our CCS segment consist predominantly of enterprise-level data communications and information processing infrastructure products and systems, and can include routers, switches, data center interconnects, edge solutions, and servers and storage-related products used by a wide range of businesses and cloud-based and other service providers to manage digital connectivity, commerce and social media applications. Our CCS segment is subject to negative pricing pressures driven by the highly competitive nature of this market and is experiencing technology-driven demand shifts, which are not expected to abate. Our traditional CCS segment businesses typically have lower margin profiles, lower working capital requirements, and higher volumes than the businesses in our ATS segment. Within our CCS segment, however, our HPS business (which includes firmware/software enablement across all primary IT infrastructure data center technologies, open source software offerings that complement our hardware platforms, and aftermarket services including ITAM/ITAD) typically has a higher margin profile than our traditional CCS businesses, but also requires specific investments (including research and development (R&D)) and higher working capital. Our CCS segment generally experiences a high degree of volatility in terms of revenue and product/service mix, and as a result, our CCS segment margin can fluctuate from period to period. In recent periods, we have experienced an increasing shift in the mix of our programs towards cloud-based and other service providers, which are cyclically different from our traditional OEM customers, creating more volatility and unpredictability in our revenue patterns, and additional challenges with respect to the management of our supply chain and working capital requirements.
Overview of business environment:
The EMS industry is highly competitive. Demand can be volatile from period to period, and aggressive pricing is a common business dynamic. Customers may shift production between EMS and ODM providers for a variety of reasons, including changes in demand for their products, pricing concessions, more favorable terms and conditions, execution or quality issues, their preference or need to modify or consolidate their supply chain capacity or change their supply chain partners, tax benefits, new trade and/or export policies or legislation, or consolidation among customers. Customers may also change the amount of business they outsource, or the concentration or location of their EMS suppliers. As a result, customer and segment revenue and mix, as well as overall profitability, are difficult to forecast. The loss of one or more major customers could have a material adverse effect on our operating results, financial position and cash flows.
    Managing our operations is complex, and our financial results often fluctuate, in each case as a result of, among other factors, product lifecycles in the markets we serve, production lead times required by our customers, our ability to secure materials and components, our ability to manage staffing and talent dynamics, rapid shifts in technology, model obsolescence, commoditization of certain products, the emergence of new business models, shifting patterns of demand, the proliferation of software-defined technologies enabling the disaggregation of software and hardware, product oversupply, changing supply chains and customer supply chain requirements, and the build-up by customers of inventory buffers. For example, the shift from traditional network and data center infrastructures to highly scalable, virtualized, cloud-based environments, have adversely impacted some of our traditional CCS segment customers, and favorably impacted our service provider customers and our HPS business.
Capacity utilization, customer mix and the types of products and services we provide are important factors affecting our financial performance. The number of sites, the location of qualified personnel, the manufacturing and engineering capacity and network, and the mix of business through that capacity are also vital considerations for EMS and ODM providers in terms of generating appropriate returns. Because the EMS industry is working capital intensive, we believe that non-GAAP adjusted return on invested capital (ROIC), which is primarily based on adjusted operating earnings (each discussed in "Non-GAAP Financial Measures" below) and investments in working capital and equipment, is an important metric for measuring an EMS provider's financial performance.

Recent Developments
Conversion from International Financial Reporting Standards (IFRS) to U.S. GAAP (GAAP)
As previously disclosed, as of the end of Q2 2024, the Company no longer met the definition of a "foreign private issuer" under U.S. federal securities regulations. As a result, the Company is required to file an annual report on Form 10-K covering the year ended December 31, 2024. The Company is also, as of January 1, 2025, obligated to comply with additional reporting requirements of the U.S. Exchange Act applicable to domestic issuers, including filing quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements in accordance with U.S. Exchange Act rules.
In addition, the Company is required to prepare financial statements included in SEC filings in accordance with GAAP. Previously, our consolidated financial statements were presented in accordance with IFRS as issued by the International Accounting Standards Board. Consequently, this MD&A contains, for the year ended December 31, 2024, audited annual financial statements which have been prepared in accordance with GAAP. All financial statements and selected financial data for prior periods presented herein have been converted from IFRS into GAAP.
Segment Environment:
ATS Segment
    ATS segment revenue for 2024 decreased 5% to $3.2 billion compared to $3.3 billion for 2023, driven by the anticipated demand softness in our Industrial business, partially offset by strength in our A&D and Capital Equipment businesses.

ATS segment margin decreased to 4.6% for 2024 compared to 4.7% in 2023, primarily due to reduced operating leverage in our Industrial end market, partly offset by improved profitability in our Capital Equipment and A&D businesses.

Overall, we expect ATS segment revenue to remain relatively flat in 2025 compared to 2024. Demand in our Industrial business is expected to stabilize in the first half of 2025 and to recover in the second half of 2025. Demand in our Capital Equipment business increased in 2024 and we expect our Capital Equipment business to continue to grow in 2025, driven by solid demand and program ramps. Demand in our A&D business is expected to remain healthy, supported by customer wins and program ramps. However, due to our decision not to renew a dilutive margin program, we anticipate lower A&D business revenue in 2025 compared to 2024.

CCS Segment
CCS segment revenue for 2024 increased 40% to $6.5 billion compared to $4.6 billion in 2023, driven by strong growth in both our Enterprise end market and Communications end market. Revenue in our Enterprise end market increased by 29% in 2024 compared to 2023, driven primarily by stronger demand in our storage business and stronger demand for compute products from our hyperscaler customers. Revenue in our Communications end market increased by 48% in 2024 compared to 2023, driven by increased demand from our hyperscaler customers for our HPS networking products. HPS revenue for 2024 increased 63% compared to 2023 and accounted for 29% of our total revenue.
CCS segment margin improved to 7.4% in 2024 compared to 6.2% in 2023, driven by greater operating leverage, as well as improved mix.
We currently anticipate continued growth in our CCS segment in 2025. We expect strong growth in our Communications end market throughout 2025, driven by program ramps and robust demand. In our Enterprise end market, we continue to expect demand softness in the first half of 2025, driven by the technology transition in an AI/machine learning (AI/ML) compute program with a large hyperscaler customer. However, we expect Enterprise end market revenue to improve during the second half of 2025 compared to the first half, supported by the ramping of AI/ML compute programs.
Common Share Repurchases:
On October 30, 2024, we terminated a prior NCIB which commenced on December 14, 2023 and was scheduled to expire on December 13, 2024 (Prior Bid), and the Toronto Stock Exchange (TSX) accepted our notice to launch a new NCIB

(New Bid). Under the Prior Bid, we purchased and cancelled a total of 2.9 million Common Shares, out of the 11.8 million Common Shares we were authorized to repurchase. As a result of the early termination and renewal of the Prior Bid, the 2.9 million Common Shares purchased under the Prior Bid were deducted from the New Bid's annual limit as per the requirements of the TSX. Under the New Bid, we may repurchase at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to approximately 8.6 million Common Shares in the open market (representing approximately 10.0% of the "public float" (within the meaning of the rules of the TSX) at October 18, 2024 less the 2.9 million Common Shares purchased under the Prior Bid), or as otherwise permitted, subject to the normal terms and limitations of such bids. The maximum number of Common Shares we are permitted to repurchase for cancellation under the New Bid will be reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during its term to satisfy delivery obligations under our stock-based compensation (SBC) plans. From the commencement of the New Bid through February 20, 2025, we paid a total of: (i) $57.5 million (including transaction fees) to repurchase 0.5 million Common Shares, at a weighted average price of $105.18 per share, for cancellation; and (ii) $239.6 million (including transaction fees) to repurchase 1.9 million Common Shares, at a weighted average price of $126.10 per share, for delivery obligations under our SBC plans.
During 2024, we paid an aggregate of $152.0 million (including transaction fees) to repurchase a total of 3.2 million Common Shares for cancellation (2.9 million under the Prior Bid and 0.3 million under the New Bid), at a weighted average price of $47.15 per share. We also paid an aggregate of $119.6 million in 2024 to purchase 3.0 million Common Shares in the open market through an independent broker for delivery obligations under our SBC plans.
See note 12 to our 2024 AFS for further details.
Operating Goals and Priorities
    Our current operating goals and priorities are set forth below.
    Evolving our Revenue Portfolio — To evolve our revenue portfolio, we intend to continue to focus on: (i) pursuing revenue growth in attractive markets where we believe we can establish a competitive presence, including in our HPS business, (ii) driving sustainable, profitable revenue growth, (iii) growing our aggregate ATS segment revenue organically by an average of 10% per year over the long term, (iv) supplementing our organic growth with disciplined and targeted acquisitions intended to expand capabilities, and (v) optimizing our portfolio to drive more consistent returns and profitability.
    Margins and Non-GAAP adjusted earnings per share (EPS)* — Our goal is to: (i) grow non-GAAP adjusted EPS* at 10%+ CAGR** over the long-term, and (ii) continue to focus on improvements to our segment margins† and non-GAAP adjusted operating margin*.
The duration and impact of global supply constraints, other industry market conditions, and other external factors described herein are not within our control, and may therefore impact our ability to achieve the foregoing goals.
    Balanced Approach to Capital Allocation — We are focused on maintaining a strong balance sheet, generating non-GAAP free cash flow* and balancing our debt and capital levels, while maintaining optimal financial flexibility. In terms of capital allocation, our goal is to: (i) return capital to shareholders, primarily through share repurchases, on an opportunistic basis, (ii) generally invest 1.5% to 2.0% of annual revenue in capital expenditures to support our organic growth over the long term, and (iii) pursue potential strategic acquisitions as part of a disciplined capital allocation framework.
    The foregoing priorities and areas of intended focus constitute our objectives and goals, and are not intended to be projections or forecasts of future performance. Our future performance is subject to risks, uncertainties and other factors that could cause actual outcomes and results to differ materially from the goals and priorities described above.
† Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue), each of which is defined in "Operating Results — Segment income and margin" below.
* Non-GAAP adjusted EPS, non-GAAP adjusted operating margin (each a ratio based on a non-GAAP financial measure), and non-GAAP free cash flow are non-GAAP financial measures without standardized meanings, and may not be comparable to similar measures presented by other companies. See "Non-GAAP Financial Measures" below for the definitions and uses of these non-GAAP financial measures, and a reconciliation of these non-GAAP financial measures to the most directly-

comparable financial measures determined under GAAP for specified periods. We do not provide reconciliations for forward-looking non-GAAP financial measures, as we are unable to reasonably estimate the items that we exclude from GAAP to calculate comparable non-GAAP measures without unreasonable effort.
** CAGR (compound annual growth rate), is calculated using the formula: (Ending Value / Beginning Value)^(1/number of years) -1.
Our Strategy
    We remain committed to making the investments we believe are required to support our long-term objectives and to create shareholder value, while simultaneously managing our costs and resources to maximize our efficiency and productivity. Within both of our segments, we are focused on: increasing penetration in our end markets; diversifying our customer mix and product portfolios, including increasing design and development, engineering, and after-market services (higher value-added services, including ITAM/ITAD); and diversifying our capabilities. However, customer demand dynamics or the costs of investments that we deem desirable may prevent us from achieving our diversification objectives. In addition, the ramping activities associated with investments that we do make may be significant and could negatively impact our margins in the short and medium term. To counteract these factors, we continue to invest in and deploy automation and digital factory solutions and capabilities throughout our network to improve quality and productivity. Our Celestica Operating System, which standardizes best practices and processes across our network, continues to drive operational optimization and improved supply chain resiliency. Our recent productivity initiatives and related restructuring actions were also intended to further streamline our business and increase operational efficiencies.
    As part of our growth efforts, we have recently undertaken investments geared towards capacity and capability expansions at our Thailand, Malaysia and Richardson, U.S. facilities in support of our growth in AI/ML and HPS programs. We also established design centers of excellence in Chennai, India, Penang, Malaysia (in proximity to our expanded Kulim, Malaysia manufacturing site) and Santa Clara, U.S. and Richardson, U.S. to further increase the breadth of HPS offerings available to our customers.
    As we expand our business, open new sites, or transfer business within our network to accommodate growth or achieve synergies and supply chain resilience, we may encounter difficulties that result in higher than expected costs associated with such activities. Potential difficulties related to such activities are described in Item 1A, Risk Factors, "We may encounter difficulties expanding or consolidating our operations or introducing new competencies or new offerings, which could adversely affect our operating results" of this Annual Report on Form 10-K, of which this MD&A forms a part. Any such difficulties could prevent us from realizing the anticipated benefits of growth in our business, including in new markets or technologies, which could materially adversely affect our business and operating results.
    We may, at any time, be in discussions with respect to possible acquisitions or strategic transactions. There can be no assurance that any of these discussions will result in a definitive agreement and, if they do, what the terms or timing of any such agreement would be. There can also be no assurance that any acquisition or other strategic transaction will be successfully integrated or will generate the returns we expect. We may fund our acquisitions and other strategic transactions from cash on hand, third-party borrowings, the issuance of securities, or a combination thereof.
External Factors that May Impact our Business
External factors that could have a material and adverse impact on our industry and/or business include government legislation, regulations, or policies, supplier or customer financial difficulties, fires and related disruptions, political instability, increased political tension between countries (including increased tensions between the U.S. and other countries and between mainland China and Taiwan) as well as threats of retaliatory action from other countries, geopolitical dynamics, terrorism, armed conflict (including the Russia/Ukraine conflict and the conflicts in the Middle East area (Middle East Conflicts)), labor or social unrest, criminal activity, cybersecurity incidents, natural disasters and unusually adverse weather conditions (including those caused by climate change), such as hurricanes, tornados, other extreme storms, wildfires, droughts and floods, disease or illness or other widespread health concerns, pandemics, epidemics or outbreaks of illness that affects local, national or international economies, and other risks present in the jurisdictions in which we, our customers, our suppliers, and/or our logistics partners operate. These types of events could disrupt operations or the economics of one or more of our sites or those of our customers, component suppliers and/or our logistics partners. These events could also lead to higher costs or supply shortages and may disrupt the delivery of components to us, or our ability to provide finished products or services to our customers in a manner that is economical to us and/or them, if at all, any of which could (and in the case of materials constraints, had in the past and may in the future) have a material negative impact on our operating results.
As some sub-tier suppliers providing raw materials, such as high-grade aluminum, are partially dependent on supply from Russia/Ukraine, we will continue to closely monitor the supply availability and price fluctuations of these raw materials. However, the impact of the current Russia/Ukraine conflict on our supply chain has not been significant to date. In addition, as certain of our suppliers are located in, and we source certain parts from the Middle East, we are closely monitoring the impact of the Middle East conflicts on our supply chain. We are in close contact with our suppliers and logistics providers in the area, and neither we nor they (to our knowledge) have experienced any significant impact to date.
Our operating costs have increased, and may continue to increase, as a result of the growth in inflation. Although we have been successful in offsetting the majority of our increased costs with increased pricing for our products and services to date, we cannot assure continued success in this regard, and unrecovered increased operating costs in future periods would adversely impact our margins. We cannot predict future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs. Furthermore, our customers may choose to reduce their business with us if we increase our pricing. In addition, uncertainty in the global economy (including the severity and duration of global inflation and/or recession) and financial markets may impact current and future demand for our customers' products and services, and consequently, our operations. We continue to monitor the dynamics and impacts of the global economic and financial environment and work to manage our priorities, costs and resources to anticipate and prepare for any changes we deem necessary.
Governmental actions related to international trade agreements have increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition. Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs, or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries, or as the result of other similar actions by other countries or citizens affected by such changes in policies. In prior periods, our Capital Equipment business and our CCS segment were negatively impacted by U.S. technology export controls with respect to China (which are intended, in part, to restrict China's ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors), and China's policy supporting its private sector businesses. We have increased the resilience of our global network to manage this dynamic. However, given the uncertainty regarding the scope and duration of these or further trade actions and whether trade tensions will escalate further, their impact on the demand for our services, our operations and results for future periods cannot be currently quantified, but may be material. We will continue to monitor the scope and duration of trade actions by the U.S. and other governments on our business.
Uncertainties resulting from government policies or legislation, and/or increased political tensions between countries, may adversely affect our business, results of operations and financial condition. In general, changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, taxation, manufacturing, clean energy, the healthcare industry, AI and/or development and investment in the jurisdictions in which we, and/or our customers or suppliers operate, could materially adversely affect our business, results of operations and financial condition. See Item 1A, Risk Factors, "Our operations have been and could continue to be adversely affected by events outside our control" and "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition" of this Annual Report on Form 10-K, of which this MD&A forms a part, for further detail.
We rely on a variety of contracted or common carriers to transport raw materials and components from our suppliers to us, and to transport our products to our customers. The use of contracted or common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs, hijacking and theft resulting in lost shipments, delivery delays resulting from port congestion and labor shortages and/or strikes, and other factors beyond our control. Although we attempt to mitigate our liability for any losses resulting from these risks through the use of multiple carriers and modes of transport, as well as insurance, any costs or losses relating to shipping or shipping delays that cannot be mitigated, avoided or passed on to our customers could reduce our profitability, require us to manufacture replacement products or damage our relationships with our customers. Although we have incurred some increased shipping expenses and delays as a result of the Middle East Conflicts, such increases and delays have not been significant to date. However, there can be no assurance that this will continue to be the case.

If a key supplier (or any company within such supplier's supply chain) experiences financial or other difficulties, this may affect its ability to supply us with materials, components or services, which could halt or delay the production of a customer's products, and/or have a material adverse impact on our operations, financial results and customer relationships.
The pace of technological changes (including AI-related technologies) and the frequency of customer outsourcing or transferring business among EMS and/or ODM competitors, may impact our business, results of operations and/or financial condition. Data center deployments, which have numerous, specific infrastructure requirements, have influenced our revenue variability and may continue to impact our future demand.
We rely on IT networks and systems, including those of third-party service providers, to process, transmit and store electronic information. In particular, we depend on our IT infrastructure for a variety of functions, including product manufacturing, worldwide financial reporting, inventory and other data management, procurement, invoicing and email communications. Any of these systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, sabotage, cybersecurity threats and incidents, and similar events. Although we have not been materially impacted by computer viruses, malware, ransomware, hacking incidents or outages, we have been (and may in the future be) the target of such events.
Insufficient customer liquidity may result in significant delays in or defaults on payments owed to us. In addition, customer financial difficulties or changes in demand for our customers' products may result in order cancellations and higher than expected levels of inventory, which could have a material adverse impact on our operating results and working capital performance. We may not be able to return or resell this inventory, or we may be required to hold the inventory for an extended period of time, any of which may result in our having to record additional inventory reserves. We may also be unable to recover all of the amounts owed to us by a customer, including amounts to cover unused inventory or capital investments we incurred to support that customer's business. Our failure to collect amounts owed to us and/or the loss of one or more major customers could have a material adverse effect on our operating results, financial position and cash flows. See "Capital Resources — Financial instruments and financial risks" below for a discussion of customer credit risk reviews we conduct. No significant credit adjustments were recorded in 2024 or to date.
We maintain high levels of inventory to support the growth of our business (and in prior years in response to global supply chain constraints). We continue to work with certain of our customers to obtain cash deposits to alleviate the impact of inventory purchases on our cash flows. See Item 1A, Risk Factors, "Our products and services involve inventory risk" of this Annual Report on Form 10-K, of which this MD&A forms a part, for further detail.
    Customer decisions to shift production between EMS and ODM providers, or to change the amount of business they outsource or the concentration or location of their EMS suppliers, have impacted and may continue to impact, among other items, our revenue and margins, the need for future restructuring, the level of capital expenditures and our cash flows.
Summary of Key Operating Results and Financial Information
Our 2024 AFS have been prepared in accordance with GAAP and accounting policies we adopted in accordance with GAAP. Such consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly our financial position as at December 31, 2024 and 2023 and the operating results and cash flows for each of the years in the three-year period ended December 31, 2024. Also see "Recently adopted accounting pronouncements" in note 2 to our 2024 AFS.
The following tables set forth certain key operating results and financial information for the periods indicated (in millions, except per share amounts and percentages):

	Year ended December 31
	2024	2023	2022	% Change 2024 v. 2023	% Change 2023 v. 2022
Revenue	$9,646.0	$7,961.0	$7,250.0	21%	10%
Gross profit	1,033.7	754.1	649.7	37%	16%
Selling, general and administrative expenses (SG&A)	293.5	303.2	267.3	(3)%	13%
Restructuring and other charges, net of recoveries	19.4	12.1	6.7	60%	81%
Net earnings	428.0	244.4	180.1	75%	36%
Diluted earnings per share	$3.61	$2.03	$1.46	78%	39%

	Year ended December 31
Segment revenue* as a percentage of total revenue:	2024	2023	2022
ATS revenue (% of total revenue)	33%	42%	41%
CCS revenue (% of total revenue)	67%	58%	59%

	Year ended December 31
Segment income and segment margin*:	2024		2023		2022
		Segment Margin		Segment Margin		Segment Margin
ATS segment	$144.1	4.6%	$155.0	4.7%	$140.3	4.7%
CCS segment	478.5	7.4%	286.6	6.2%	217.6	5.1%
* Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue), each of which are defined in "Operating Results — Segment income and margin" below.

	December 31 2024	December 31 2023
Cash and cash equivalents	$423.3	$370.4
Total assets	5,988.2	5,890.5
Borrowings under term loans(1)	741.2	608.9
Borrowings under revolving credit facility(2)	—	—
(1) excluding unamortized debt issuance costs.
(2) excluding ordinary course letters of credit (L/Cs).

	Year ended December 31
	2024	2023	2022
Cash provided by operating activities	$473.9	$326.2	$211.1

Common Share repurchase activities:
Aggregate cost (including transaction fees) of Common Shares repurchased for cancellation(1)	$152.0	$35.6	$34.6
Number of Common Shares repurchased for cancellation (in millions)(2)	3.2	2.6	3.4
Weighted average price per share for repurchases	$47.15	$13.83	$10.45
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans(3)	$119.6	$82.3	$44.9
Number of Common Shares repurchased for delivery under SBC plans (in millions)(4)	3.0	3.7	3.9
(1)    For 2023, excludes an accrual of $2.7 million recorded at December 31, 2023 for the estimated contractual maximum number of permitted Common Share repurchases (Contractual Maximum Quantity) under an Automatic Share Purchase Plan (ASPP) entered into in December 2023; for 2024, excludes an accrual of $2.8 million at December 31, 2024 for share buyback taxes.
(2)    Includes 0.5 million, 0.9 million and 2.5 million repurchases of Common Shares for cancellation under ASPPs in 2024, 2023 and 2022, respectively.
(3)    For 2023, excludes an accrual of $7.5 million recorded at December 31, 2023 for the estimated Contractual Maximum Quantity under an ASPP entered into in September 2023 for delivery obligations under our SBC plans.

(4)    Consists entirely of Common Share repurchases for SBC delivery obligations under ASPPs for such purpose through an independent broker.
Other performance indicators:
In addition to the key operating results and financial information described above, management reviews the following measures:

	Q4 2024	Q3 2024	Q2 2024	Q1 2024	Q4 2023	Q3 2023	Q2 2023	Q1 2023
Cash cycle days:
Days in accounts receivable (A/R)	73	71	71	75	72	65	60	66
Days in inventory	73	75	81	93	104	113	123	129
Days in accounts payable (A/P)	(55)	(56)	(59)	(62)	(62)	(64)	(68)	(75)
Days in cash deposits*	(22)	(24)	(29)	(38)	(42)	(42)	(42)	(44)
Cash cycle days	69	66	64	68	72	72	73	76

Inventory turns	5.0x	4.9x	4.5x	3.9x	3.5x	3.2x	3.0x	2.8x
*    We receive cash deposits from certain of our customers primarily to help reduce risks related to excess and/or obsolete inventory. See "Customer cash deposits for inventory" in the table below.

	2024				2023
(in millions)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
A/R Sales	$—	$—	$—	$11.6	$—	$66.5	$253.5	$282.6
Supplier Financing Programs* (SFPs)	—	—	13.3	65.2	18.6	92.5	112.4	128.2
Total	$—	$—	$13.3	$76.8	$18.6	$159.0	$365.9	$410.8

Customer cash deposits for inventory	$511.6	$521.1	$576.4	$719.4	$904.8	$874.8	$809.7	$810.8
*    Represents A/R sold to third party banks in connection with the uncommitted SFPs of three customers (one CCS segment customer and two ATS segment customers).
The amounts we sell under our A/R sales program and the SFPs can vary from quarter to quarter (and within each quarter) depending on our working capital and other cash requirements, including by geography. See charts above and "Liquidity — Cash requirements — Financing Arrangements" below.
Days in A/R is defined as the average A/R for the quarter divided by the average daily revenue. Days in inventory, days in A/P and days in cash deposits are calculated by dividing the average balance for each item for the quarter by the average daily cost of sales. Cash cycle days is defined as the sum of days in A/R and days in inventory minus the days in A/P and days in cash deposits. Inventory turns are determined by dividing 365 by the number of days in inventory. A lower number of days in A/R, days in inventory, and cash cycle days, and a higher number of days in A/P, days in cash deposits, and inventory turns generally reflect improved cash management performance.
    Cash cycle days decreased by 3 days in Q4 2024 compared to Q4 2023. Days in A/R for Q4 2024 increased 1 day from Q4 2023 to 73 days, primarily due to higher average A/R in Q4 2024, largely offset by the impact of higher revenue in Q4 2024. Our average A/R balance in Q4 2024 increased compared to Q4 2023 primarily due to higher revenue in Q4 2024, as well as timing of revenue and collections. Days in inventory for Q4 2024 decreased 31 days from Q4 2023 to 73 days primarily due to lower average inventory levels and higher cost of sales in Q4 2024 compared to Q4 2023. Lower average inventory levels in Q4 2024 compared to Q4 2023 were due to the alleviation of supply chain constraints, as well as the utilization of inventory in production in response to customer demand. Higher cost of sales in Q4 2024 compared to Q4 2023 was due to our business growth. Days in A/P decreased 7 days from Q4 2023 to 55 days in Q4 2024 primarily due to higher cost of sales in Q4 2024 compared to Q4 2023. Days in cash deposits decreased 20 days from Q4 2023 to 22 days in Q4 2024 primarily due to higher costs of sales and lower average cash deposits in Q4 2024 compared to Q4 2023. We received cash deposits from certain customers to help alleviate the impact of inventory purchases on our cash flows (see chart above). Our customer cash deposit balance fluctuates depending on the levels of inventory we have been asked to procure by certain customers (to secure supply for future demand), or as we utilize the inventory in production. The decrease in average cash deposits in Q4 2024 compared to Q4 2023 were consistent with the decrease of average inventory levels.
Cash cycle days increased 3 days in Q4 2024 compared to Q3 2024. Days in A/R for Q4 2024 increased 2 days sequentially primarily due to higher average A/R balances in Q4 2024 compared to Q3 2024, partially offset by the effect of higher revenue in Q4 2024. Our average A/R balance in Q4 2024 increased compared to Q3 2024 due to higher revenue in Q4 2024, as well as timing of revenue and collections. Days in inventory for Q4 2024 decreased 2 days sequentially primarily due to lower average inventory levels in Q4 2024. Average inventory levels decreased in Q4 2024 compared to Q3 2024 due to utilization of inventory in production in response to customer demand. Days in A/P for Q4 2024 decreased 1 day sequentially primarily due to lower average A/P in Q4 2024 compared to Q3 2024 (driven by timing of payments). Days in cash deposits for Q4 2024 decreased 2 days primarily due to lower average cash deposits. The sequential decrease in average cash deposits were consistent with the sequential decrease of average inventory levels.
    We believe that cash cycle days (and the components thereof) and inventory turns are useful measures in providing investors with information regarding our cash management performance and are accepted measures of working capital management efficiency in our industry.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies, the reported amounts of assets, liabilities, revenue and expenses, and related disclosures with respect to contingent assets and liabilities. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances. The economic environment also impacts certain estimates and discount rates necessary to prepare our consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair value used in the impairment testing of our non-financial assets. Our assessment of these factors forms the basis for our judgments on the carrying values of our assets and liabilities, and the accrual of our costs and expenses. Actual results could differ materially from our estimates and assumptions. We review our estimates and underlying assumptions on an ongoing basis and make revisions as determined necessary by management. Revisions are recognized in the period in which the estimates are revised and may also impact future periods.
Our review of the estimates, judgments and assumptions used in the preparation of our 2024 AFS included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness, and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, impairments of our assets or reporting units, any of which could have a material impact on our financial performance and financial condition.
Significant accounting policies and methods used in the preparation of our consolidated financial statements are described in note 2 to our 2024 AFS. The following is a discussion of accounting estimates which management considers to be "critical," defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on the Company's financial condition or results of operations.
On February 1, 2025, the President of the United States issued three executive orders directing the U.S. to impose new tariffs on imports originating from Canada, Mexico and China. On February 3, 2025, the U.S. announced that the implementation of tariffs on Canada and Mexico would be paused for 30 days. Our review of the estimates, judgments and assumptions also included consideration of the potential impacts of these tariffs, including with respect to the determination of whether indicators of impairment existed for our reporting units.
Key sources of estimation uncertainty and judgment: We have applied significant estimates, judgments and assumptions in the following areas which we believe could have a significant impact on our reported results and financial position: our determination of the timing of revenue recognition; whether events or changes in circumstances are indicators that an impairment review of our assets or reporting units should be conducted; the measurement of our reporting units' fair value using market participant assumptions, which includes estimating future growth, profitability, and discount and terminal growth rates; and the allocation of the purchase price and other valuations related to our business acquisitions.
Revenue recognition:
    Where products are custom-made to meet a customer's specific requirements, and such customer is obligated to compensate us for the work performed to date, we recognize revenue over time as production progresses to completion, or as services are rendered. We generally estimate revenue for our work in progress based on costs incurred to date plus a reasonable profit margin for eligible products for which we do not have alternative uses. We apply significant estimates, judgment and assumptions in interpreting our customer contracts, determining the timing of revenue recognition and measuring work in progress.
Impairment of goodwill:
    For purposes of impairment testing, we allocate goodwill to a reporting unit, which is an operating segment or one level below an operating segment (component), that we expect will benefit from the related acquisition. Goodwill is tested for impairment on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if we determine that it is more likely than not that the reporting unit’s fair value is less than its carrying value (including goodwill), then we perform a quantitative assessment, otherwise no further analysis is required.
Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is typically measured using a discounted cash flow analysis. Certain of these approaches use significant unobservable inputs and require management to make various judgmental assumptions about revenue growth rates, operating margins, and discount rates. If the carrying amount of any reporting unit exceeds its fair value, we will record an impairment loss based on the difference. The impairment loss will be limited to the amount of goodwill allocated to that reporting unit. We do not reverse impairment losses in future periods.
Impairment of long-lived assets:
Long-lived assets, including property, plant and equipment (PP&E), operating lease right-of-use (ROU) assets and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (asset group). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying amount of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amount of the asset group. Fair value may be determined using a market approach or income approach and is based on management’s assumptions, including future revenue and cash flow projections. We do not reverse impairment losses in future periods.
Business combinations:
We use judgment to determine the estimates used to value identifiable assets acquired, liabilities assumed, and the fair value of contingent consideration and other potential obligations, if applicable, at the acquisition date. We may engage third parties to determine the fair value of certain inventory, PP&E and intangible assets. We use estimates to determine cash flow projections, including the period of expected future benefit, future growth and discount rates, among other factors, to value intangible assets and contingent consideration. The fair value of acquired tangible assets are measured by applying the market, cost or replacement cost, or income approach (using discounted cash flows and forecasts by management), as appropriate. The fair value of acquired intangible assets are measured by applying the income approach using a discounted cash flow model and forecasts based on management's estimates and assumptions.
Operating Results
     Our product and service volumes, revenue and annual and quarterly operating results are affected by, among other factors: the level and timing of customer orders; our customer and business mix and the types of products or services we provide; the rate at which, the costs associated with, and the execution of, new program ramps; demand volumes; price competition and other competitive factors; the mix of manufacturing or service value-add; manufacturing capacity, utilization and efficiency; the degree of automation used in the assembly process; the availability of components or labor; the location of qualified personnel; costs and inefficiencies of transferring programs between sites; program completions or losses, or customer disengagements and the timing and the margin of follow-on business or any replacement business; the impact of foreign exchange fluctuations; the performance of third-party providers; our ability to manage inventory, production location and equipment effectively; our ability to manage changing labor, component, energy and transportation costs effectively; fluctuations in variable compensation costs; the timing of our expenditures in anticipation of forecasted sales levels; and the timing of any acquisitions and related integration costs. Significant period-to-period variations can also result from the timing of new programs reaching full production or programs reaching end-of-life, the timing of follow-on or next generation programs and/or the timing of existing programs being fully or partially transferred internally or to a competitor. See "Overview — Overview of business environment" and "Recent Developments" above for a discussion of the impact of recent market conditions on our segments and businesses.
Operating results expressed as a percentage of revenue:

	Year ended December 31
	2024	2023	2022
Revenue	100.0%	100.0%	100.0%
Cost of sales	89.3	90.5	91.0
Gross profit	10.7	9.5	9.0
SG&A	3.0	3.8	3.7
R&D	0.8	0.8	0.6
Amortization of intangible assets	0.5	0.5	0.6
Restructuring and other charges, net of recoveries	0.2	0.2	0.1
Earnings from operations	6.2	4.2	4.0
Finance Costs	0.5	1.0	0.7
Miscellaneous Expense (Income)	0.2	(0.6)	—
Earnings before income taxes	5.5	3.8	3.3
Income tax expense	1.1	0.7	0.8
Net earnings	4.4%	3.1%	2.5%
Revenue:
    Revenue of $9.6 billion for 2024 increased 21% compared to 2023. Revenue of $8.0 billion for 2023 increased 10% compared to 2022.
    The following table sets forth segment revenue information (in millions, except percentages) for the periods indicated:

	Year ended December 31
	2024		2023		2022
		% of total		% of total		% of total
ATS segment revenue	$3,155.5	33%	$3,319.8	42%	$2,979.0	41%
CCS segment revenue
Communications	$3,946.7	41%	$2,675.6	33%	$2,865.0	40%
Enterprise	2,543.8	26%	1,965.6	25%	1,406.0	19%
	$6,490.5	67%	$4,641.2	58%	$4,271.0	59%

Total revenue	$9,646.0	100%	$7,961.0	100%	$7,250.0	100%
ATS segment revenue for 2024 decreased $164.3 million (5%) compared to 2023, driven by the anticipated demand softness in our Industrial business, partially offset by strength in our A&D and Capital Equipment businesses.
ATS segment revenue for 2023 increased $340.8 million (11%) compared to 2022, driven by the ramping of new programs in our Industrial business (29% revenue increase), improving demand in our A&D business (32% revenue increase)

and solid growth in our HealthTech business (16% revenue increase), partially offset by demand softness in our Capital Equipment business.
CCS segment revenue for 2024 increased $1,849.3 million (40%) compared to 2023. Communications end market revenue for 2024 increased $1,271.1 million (48%) compared to 2023 driven by increased demand for HPS networking products from hyperscaler customers. HPS revenue for 2024 increased 63% (to $2.8 billion) compared to 2023, and accounted for 29% of our total 2024 revenue (compared to 21% of our total 2023 revenue), driven by strong demand for networking products from hyperscaler customers. Enterprise end market revenue for 2024 increased $578.2 million (29%) compared to 2023, driven primarily by stronger demand in our storage business and stronger demand for compute products from our hyperscaler customers.
CCS segment revenue for 2023 increased $370.2 million (9%) compared to 2022, driven by growth in our Enterprise end market, offset in part by the anticipated demand softness in our Communications end market. Communications end market revenue for 2023 decreased $189.4 million (7%) compared to 2022 driven by anticipated demand softness and strong comparative revenue in 2022. Enterprise end market revenue for 2023 increased $559.6 million (40%) compared to 2022, driven by strong demand for AI/ML compute from our hyperscaler customers. HPS revenue for 2023 decreased 7% (to $1.7 billion) compared to 2022, and accounted for 21% of our total 2023 revenue (compared to 25% of our total 2022 revenue), due to strong comparative revenue in 2022.
We depend on a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 73% of total revenue for 2024, 64% for 2023 and 66% for 2022. Two customers individually represented 10% or more of total revenue in 2024 (28% and 11%). One customer individually represented 10% or more of total revenue in 2023 (22%). Two customers individually represented 10% or more of total revenue in 2022 (11% for each customer).
We generally enter into master supply agreements with our customers that provide the framework for our overall relationship, although such agreements do not typically guarantee a particular level of business or fixed pricing. Instead, we bid on a program-by-program basis and receive customer purchase orders for specific quantities and timing of products. We cannot assure that our current customers will continue to award us with follow-on or new business. Customers may also cancel contracts, and volume levels can be changed or delayed, any of which could have a material adverse impact on our results of operations, working capital performance (including requiring us to carry higher than expected levels of inventory, particularly in a supply-constrained environment, to enable us to meet demand requirements), and result in lower asset utilization and lower margins. We cannot assure the replacement of completed, delayed, cancelled or reduced orders, or that our current customers will continue to utilize our services, or renew their long-term manufacturing or services contracts with us on acceptable terms or at all. In addition, in any given quarter, we can experience quality and process variances related to materials, testing or other manufacturing or supply chain activities. Although we are successful in resolving the majority of these issues, the existence of these variances could have a material adverse impact on the demand for our services in future periods from any affected customers. Further, some of our customer agreements require us to provide specific price reductions to our customers over the term of the contracts, which has had, and may continue to have a significant impact on our revenues and margins. Continuing market shifts to disaggregated solutions and open hardware platforms are adversely impacting demand from our traditional OEM Communications customers, but favorably impacting our service provider customers and our HPS business. There can be no assurance that revenue from any of our major customers will continue at historical levels or will not decrease in absolute terms or as a percentage of total revenue. A significant revenue decrease or pricing pressures from these or other customers, or a loss of a major customer or program, could have a material adverse impact on our business, our operating results and our financial position.

Gross profit:
The following table shows gross profit and gross margin (gross profit as a percentage of total revenue) for the periods indicated:

	Year ended December 31
	2024	2023	2022
Gross profit (in millions)	$1,033.7	$754.1	$649.7
Gross margin	10.7%	9.5%	9.0%
Gross profit for 2024 increased $279.6 million (37%) compared to 2023, primarily due to our strong revenue growth. Gross margin increased to 10.7% in 2024 from 9.5% in 2023, primarily driven by operating leverage and production efficiencies in our CCS segment. Gross profit for 2024 also included $39.6 million in favorable total return swap fair value adjustments (TRS FVAs) compared to nil for 2023. TRS FVAs for 2023 was recorded in Miscellaneous Expense (Income) (defined in "Non-GAAP Financial Measures" below).
Gross profit for 2023 increased $104.4 million (16%) compared to 2022, primarily due to the revenue growth in both segments, partially offset by the effect of higher inventory write-downs in 2023 ($59.9 million) compared to 2022 ($32.1 million). Increases in inventory write-downs in 2023 compared to 2022 resulted from reduced demand for certain aged inventory. Gross margin increased to 9.5% in 2023 from 9.0% in 2022, primarily driven by volume leverage in both segments, improved mix and production efficiencies.
Certain of our customer agreements require us to provide specific price reductions over the contract term, which has significantly impacted revenue and margins. This adverse impact is expected to continue. In general, multiple factors can cause gross margin to fluctuate from period to period including, among others: volume and mix of products or services; higher/lower revenue concentration in lower gross margin products and businesses; pricing pressures; contract terms and conditions; production management; utilization of manufacturing capacity; changing material and labor costs, including variable labor costs associated with direct manufacturing employees and other costs that we cannot recover from our customers; manufacturing and transportation costs; start-up and ramp-up activities; new product introductions; disruption in production at individual sites, including as a result of program transfers; cost structures at individual sites; foreign exchange volatility; and the availability of components and materials. Order cancellations and delays could also lower our asset utilization, resulting in lower margins. Significant period-to-period changes in margins can also occur if new program wins or follow-on business are more competitively priced than past programs. In addition, customers from time to time shift programs to us from other service providers, including some for lower complexity, light touch programs that are aggressively priced, which can adversely impact future operating results. Our gross profit and SG&A expenses (discussed below) are also impacted by the level of variable compensation expense (including awards under our incentive and SBC plans) we record in each period.
SG&A:
SG&A for 2024 of $293.5 million (3.0% of total revenue) decreased $9.7 million compared to $303.2 million (3.8% of total revenue) for 2023. The decrease in SG&A for 2024 compared to 2023 was primarily due to the $51.4 million favorable TRS FVAs related to our total return swap agreement (TRS Agreement) recorded in 2024, offset by higher variable compensation and variable spend.
SG&A for 2023 of $303.2 million (3.8% of total revenue) increased $35.9 million compared to $267.3 million (3.7% of total revenue) for 2022, primarily due to higher variable compensation and higher foreign exchange losses in 2023 compared to 2022, as well as an audit settlement recorded in 2023 of certain historical value-added tax filings for one of our subsidiaries in Asia.
Segment income and margin:
    Segment performance is evaluated based on segment revenue (set forth above), segment income and segment margin (segment income as a percentage of segment revenue). Revenue is attributed to the segment in which the product is manufactured or the service is performed. Segment income is defined as a segment's revenue less its cost of sales and its allocatable portion of SG&A and R&D expenses (collectively, Segment Costs). Identifiable Segment Costs are allocated directly to the applicable segment while other Segment Costs, including indirect costs and certain corporate charges, are allocated to our segments based on an analysis of the relative usage or benefit derived by each segment from such costs. Segment income excludes employee SBC expense, amortization of intangible assets (excluding computer software), Restructuring and Other charges (Recoveries), TRS FVAs related to our TRS Agreement, Miscellaneous Expense (Income) and transitional hedge reclassifications and adjustments related to foreign currency forward exchange contracts (FCC Transitional ADJ) (each defined in "Non-GAAP Financial Measures" below), as well as finance costs, as these costs, charges/recoveries and adjustments are managed and reviewed by our chief executive officer at the company level. See the reconciliation of segment income to our earnings before income taxes for 2022 — 2024 in note 22 to the 2024 AFS. Our segments do not record inter-segment revenue. Although segment income and segment margin are used to evaluate the performance of our segments, we may incur operating costs in one segment that may also benefit the other segment. Our accounting policies for segment reporting are the same as those applied to the Company as a whole.
ATS segment income for 2024 decreased $10.9 million (7%) compared to 2023, due primarily to ATS revenue decrease in 2024 compared to 2023. ATS segment margin decreased to 4.6% from 4.7% in 2023 primarily driven by a reduction in operating leverage in our Industrial business, partially offset by improved profitability in our Capital Equipment and A&D businesses.
ATS segment income for 2023 increased $14.7 million (10%) compared to 2022, due primarily to ATS revenue increase in 2023 compared to 2022. ATS segment margin remained flat at 4.7% in 2023 compared to 2022 as the benefits of operating leverage and program ramps in our Industrial business were offset by softness in our Capital Equipment business. Both ATS segment income and segment margin were also negatively impacted by the higher inventory write-downs in 2023 compared to 2022 noted above.
CCS segment income for 2024 increased $191.9 million (67%) compared to 2023 as a result of the revenue increase described above. CCS segment margin increased to 7.4% in 2024 from 6.2% in 2023, primarily driven by greater operating leverage, as well as improved mix.
CCS segment income for 2023 increased $69.0 million (32%) compared to 2022 as a result of the revenue increase described above. CCS segment margin increased to 6.2% in 2023 from 5.1% in 2022, primarily driven by higher volumes and improved mix. The increase in CCS segment income and margin was partially offset by the impact of the higher inventory write-downs in 2023 compared to 2022 noted above.
SBC expense and TRS FVAs:
Unless a grantee has been authorized, and elects, to settle these awards in cash, Celestica intends to settle all outstanding restricted share units (RSUs) and performance share units (PSUs) with Common Shares. Accordingly, we account for these share unit awards as equity-settled awards.
Our SBC expense may fluctuate from period to period to account for, among other things, new grants, forfeitures resulting from employee terminations or resignations, and the recognition of accelerated SBC expense for employees eligible for retirement (generally in the first quarter of the year associated with our annual grants). The portion of our employee SBC expense that relates to performance-based compensation is subject to adjustment in any period to reflect changes in the estimated level of achievement of pre-determined performance goals and financial targets.
In December 2022, we entered into the TRS Agreement to manage our cash flow requirements and exposure to fluctuations in the share price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. See "Liquidity — Cash requirements — TRS" below for further detail.
The following table shows employee SBC expense (with respect to stock options, RSUs and PSUs granted to employees), TRS FVAs, and director SBC expense (with respect to deferred share units (DSUs) and RSUs issued to directors as compensation) for the periods indicated (in millions):

	Year ended December 31
	2024	2023	2022
Employee SBC expense in cost of sales	$24.8	$22.6	$20.3
Employee SBC expense in SG&A	32.6	33.0	30.7
Total employee SBC expense	$57.4	$55.6	$51.0

TRS FVAs (gains) in cost of sales	$(39.6)	$—	$—
TRS FVAs (gains) in SG&A	(51.4)	—	—
TRS FVAs (gains) in Miscellaneous Expense (Income)	—	(45.6)	—
Total TRS FVAs (gains)	$(91.0)	$(45.6)	$—

Combined effect of employee SBC expense and TRS FVAs: expenses (recoveries)	$(33.6)	$10.0	$51.0

Director SBC expense in SG&A(1)	$2.4	$2.4	$2.2
(1)     Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash, as elected by each director.
    The increase in favorable TRS FVAs in 2024 compared to 2023 was due to fluctuations in our Common Share price. TRS FVAs in 2022 was de minimis.
Restructuring and other charges, net of recoveries:
     In addition to the items set forth below, other charges, net of recoveries for 2022 included approximately $95 million in aggregate charges representing write-downs to inventories, a building and equipment resulting from a fire accrued in June 2022 at our Batam facility in Indonesia, as well as equivalent amounts in recoveries, as we expected to fully recover the written-down amounts pursuant to the terms and conditions of our insurance policies. As a result, such event had no net impact on other charges, net of recoveries during 2022. See note 14 to the 2024 AFS. To date, we have recovered substantially all of our tangible asset losses through insurance proceeds.
(i)     Restructuring charges:
We perform ongoing evaluations of our business, operational efficiency and cost structure, and implement restructuring actions as we deem necessary. Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies.
In 2024, we recorded $11.6 million of restructuring charges, consisting primarily of cash charges related to employee terminations (2023 — $11.2 million; 2022 — $8.4 million).
Our restructuring provision at December 31, 2024 was $2.9 million (December 31, 2023 — $3.6 million), which we recorded in the current portion of provisions on our consolidated balance sheet.
We may also implement additional future restructuring actions or divestitures as a result of changes in our business, the marketplace and/or our exit from less profitable, under-performing, non-core or non-strategic operations. In addition, an increase in the frequency of customers transferring business to our competitors, changes in the volumes they outsource, pricing pressures, or requests to transfer their programs among our sites or to lower-cost locations, may also result in our taking future restructuring actions. We may incur higher operating expenses during periods of transitioning programs within our network or to our competitors. Any such restructuring activities, if undertaken, could adversely impact our operating and financial results, and may require us to further adjust our operations.
(ii)     Transition Costs (Recoveries):
Transition Costs (Recoveries) are defined under "Non-GAAP Financial Measures" below. In March 2019, as part of our Toronto real property sale, we entered into a 10-year lease with the purchaser of such property for our then-anticipated headquarters, to be built by such purchaser on the site of our former location (Purchaser Lease). Due to a number of construction-related commencement date delays, in November 2022, we extended (on a long-term basis) the lease on our current corporate headquarters, and in Q3 2023, we executed a sublease for a portion of the leased space under the Purchaser

Lease (Sublease). The Purchaser Lease commenced in June 2024 and related ROU assets and lease liabilities were recognized in our consolidated financial statements. Consistent with our prior treatment as Transition Costs of duplicate and idle premises costs incurred as a result of our 2019 Toronto real property sale, we recorded Transition Costs of $4.3 million in 2024 and $0.8 million in 2023 related to the sublet of the Purchaser Lease. We incurred no Transition Recoveries in 2024 or 2023.
In 2022, we recorded $1.5 million of Transition Costs, related primarily to the disposal of assets reclassified as held for sale in Q1 2022, and $3.6 million of Transition Recoveries, reflecting the gain on the subsequent disposal of such assets held for sale.
(iii)     Asset impairment:
Long-lived assets are reviewed for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of an asset may not be recoverable. Goodwill is tested for impairment on an annual basis and whenever triggering events suggest that the carrying amount may be impaired. See "Critical Accounting Estimates" above and note 2(j) to our 2024 AFS. We did not identify any triggering events during 2024, 2023 or 2022 indicating that the carrying amount of our long-lived assets or goodwill may not be recoverable. We conduct the annual impairment of goodwill in the fourth quarter of each year (Annual Impairment Assessment). No impairments to our goodwill were recorded as a result of our 2024, 2023 or 2022 Annual Impairment Assessments.
See notes 2(j) and 8 to our 2024 AFS for a discussion of when impairment losses for our long-lived assets and goodwill are recognized, and how we determine our cash flow projections for our Annual Impairment Assessment, including the cash flow projection periods, growth rates, and discount rates. Assumptions for our 2024 Annual Impairment Assessment for: (i) our Capital Equipment reporting unit include expected continued stable market demand in the near term with strong business growth over the long term; (ii) our A&D reporting unit include expected demand increases in line with industry expectations; and (iii) our PCI reporting unit include expected demand improvements from various customers and benefits from our continued execution of synergistic programs.
    Our goodwill balance is allocated to the following reporting units (in millions):

	December 31
	2024	2023
Capital Equipment	$131.0	$131.6
A&D	66.3	66.3
PCI Private Limited (PCI)	123.8	123.8
NCS Global Services LLC (NCS), acquired in 2024	19.4	—
	$340.5	$321.7
(iv)     Acquisition costs:
    We incur consulting, transaction and integration costs relating to potential and completed acquisitions. We recorded acquisition costs of $2.5 million in 2024, related to potential acquisitions and our acquisition of NCS. We recorded $1.0 million of acquisition costs in 2023, all related to potential acquisitions, and $0.4 million of acquisition costs in 2022, all related to our PCI acquisition.
(vi)     Other charges (recoveries):
In 2024, we recorded other charges of $2.3 million related to our transition as a U.S. domestic filer, offset by other recoveries of $1.3 million consisting of legal recoveries in connection with the settlement of class action lawsuits (for component parts purchased in prior periods) in which we were a plaintiff (Parts Recoveries). In 2023, we recorded Parts Recoveries of $2.7 million, offset in part by an aggregate of $1.8 million of costs, substantially all of which consisted of fees and expenses of the two underwritten secondary public offerings by Onex, our then-controlling shareholder, completed in June 2023 and August 2023 (Secondary Offerings).

Finance Costs:
Finance Costs consist of interest expense and fees related to our credit facility (including debt issuance and related amortization costs), our interest rate swap agreements, our TRS Agreement, our A/R sales program, customer SFPs, and interest expense on our finance lease obligations, net of interest income earned. During 2024, we recorded Finance Costs of $52.1 million (2023 — $78.9 million; 2022 — $51.7 million).
We recorded $26.8 million in lower Finance Costs in 2024 compared to 2023, primarily due to $15.1 million in lower charges incurred under our A/R sales program and customer SFPs and $11.1 million of favorable impact from our interest rate swaps recorded in 2024, offset by $2.8 million in third party fees and costs incurred in connection with the amendment of our credit facility in June 2024 (June 2024 Amendment) (see "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" below).
We incurred lower Finance Costs in 2024 under our A/R sales agreement and customer SFPs compared to 2023, primarily as a result of lower aggregate amounts sold under these arrangements in 2024 (approximately $182 million) compared to 2023 (approximately $1,959 million). We recorded $11.1 million of favorable impact in Finance Costs related to our interest rate swaps in 2024, and recorded no such impact in 2023 and 2022 in Finance Costs. We have entered into interest rate swaps to hedge the floating rate risks related to our term loans. As described in "Miscellaneous Expense (Income)" below, our interest rate swaps did not qualify for hedge accounting prior to 2024, and as a result, the effects of our interest rate swaps were excluded from Finance Costs in 2023 and 2022 but included in Finance Costs in 2024. See note 15 to our 2024 AFS for the impacts of interest rate swaps we recorded in Miscellaneous Expense (Income).
We recorded $27.2 million in higher Finance Costs in 2023 compared to 2022, primarily due to $5.5 million in higher charges incurred under our A/R sales program and customer SFPs, and $20.5 million in higher interest incurred under our credit facility (excluding the impacts of interest rate swaps in both 2023 and 2022). We incurred higher Finance Costs under our A/R sales program and customer SFPs due to higher interest rates in 2023 compared to 2022, offset in part by the effect of selling lower aggregate amounts of A/R in 2023 compared to 2022 under these arrangements (aggregate of approximately $1,959 million sold during 2023 compared to approximately $2,218 million sold during 2022). We incurred higher interest under our credit facility due to higher interest rates, partially offset by lower average intra-quarter borrowings under our revolving loan facility in 2023 compared to 2022. See the credit facility activity table in "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" for cumulative aggregate intra-quarter borrowings and repayments under our revolving loan facility in each quarter in 2024, 2023 and 2022. Also see "Liquidity — Cash requirements — Financing Arrangements."
Miscellaneous Expense (Income):
Miscellaneous Expense (Income) consists primarily of: (i) certain net periodic benefit costs (credits) related to our pension and post-employment benefit plans, consisting of interest costs and expected returns on pension balances, and amortization of actuarial gains or losses and (ii) gains or losses related to our TRS Agreement and foreign currency forward exchange contracts and interest rate swaps that we entered into prior to 2024. Those derivative instruments were accounted for as either cash flow hedges (qualifying for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024. Certain gains and losses related to those contracts were recorded in Miscellaneous Expense (Income).

We recorded $15.0 million in net miscellaneous expense in 2024, compared to $46.6 million in net miscellaneous income in 2023 and $1.5 million in net miscellaneous income in 2022. In 2023, we recorded $45.6 million in favorable TRS FVAs in Miscellaneous Expense (Income). See note 15 to our 2024 AFS for details of Miscellaneous Expense (Income). See "SBC expense and TRS FVAs" above for the TRS FVAs we recorded in each of 2024, 2023 and 2022.
Income taxes:
For 2024, we had a net income tax expense of $104.2 million on earnings before tax of $532.2 million, compared to a net income tax expense of $61.6 million on earnings before tax of $306.0 million for 2023, and a net income tax expense of $59.0 million on earnings before tax of $239.1 million for 2022.

Our net income tax expense for 2024 included a $22.3 million withholding tax expense incurred to minimize the impact of the enactment of Pillar Two (global minimum tax) legislation in Canada, a $14.0 million tax expense for tax uncertainties relating to one of our Asian subsidiaries (Tax Uncertainties) and a $3.9 million tax expense arising from taxable temporary differences associated with the anticipated repatriation of undistributed earnings (Repatriation Expense) from certain of our Asian subsidiaries, offset in part by the recognition of $23.8 million of previously unrecognized deferred tax assets arising from both our NCS acquisition in our U.S. group of subsidiaries and deductible temporary differences in one of our Asian subsidiaries (DTA Recognition), and $11.8 million of reversals of tax uncertainties (Reversals) relating to certain of our Asian subsidiaries. Our functional and reporting currency is the U.S. dollar; however, our income tax expense is based in certain jurisdictions on taxable income determined in the currency of the country of origin. As a result, the impact of taxable foreign exchange affects our income tax expense from period to period. Taxable foreign exchange impacts were not significant in 2024.
Our net income tax expense for 2023 included an $11.3 million tax expense arising from both the repatriation of undistributed earnings and taxable temporary differences associated with anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries and a $4.8 million in Tax Uncertainties, partially offset by the favorable impact of $5.5 million in Reversals in another of our Asian subsidiaries. Withholding tax of $5.8 million associated with the repatriation of undistributed earnings from certain of our Asian subsidiaries in 2023 (realized as current tax) was fully offset by the reversal of previously-accrued deferred taxes from the then-anticipated repatriation of such undistributed earnings. Taxable foreign exchange impacts were not significant in 2023.
Our net income tax expense for 2022 included an adverse $3.5 million taxable foreign exchange impact arising primarily from the weakening of the Chinese renminbi relative to the U.S. dollar and a $3.3 million Repatriation Expense related to certain of our Chinese subsidiaries, offset in part by $4.9 million in favorable Reversals in one of our Asian subsidiaries. The withholding tax of $10.3 million associated with the repatriation of undistributed earnings from our certain Chinese subsidiaries in 2022 (realized as current tax) was fully offset by the reversal of previously accrued deferred taxes from the then-anticipated repatriation of such undistributed earnings.
We conduct business operations in a number of countries, including countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our effective tax rate can vary significantly from period to period for various reasons, including as a result of the mix and volume of business in various tax jurisdictions, and in jurisdictions with tax holidays, and tax incentives that have been negotiated with the respective tax authorities (see discussion below). Our effective tax rate can also vary due to the impact of restructuring charges, foreign exchange fluctuations, operating losses, cash repatriations, certain tax exposures, the time period in which losses may be used under tax laws and whether management believes it is probable that future taxable profit will be available to allow us to recognize deferred income tax assets.
Certain countries in which we do business grant tax incentives to attract and retain our business. Our tax expense could increase if certain tax incentives from which we benefit are retracted or exhausted. A retraction could occur if we fail to satisfy the conditions on which these tax incentives are based, or if they are not renewed or replaced upon expiration. Our tax expense could also increase if tax rates applicable to us in such jurisdictions are otherwise increased, or due to changes in legislation or administrative practices. Changes in our outlook in any particular country could impact our ability to meet the required conditions.
Our tax incentives currently consist of tax exemptions for the profits of our Thailand and Laos subsidiaries. We have the following four income tax incentives in Thailand: (i) a 5-year 50% income tax exemption that expires in 2027; (ii) an 8-year 100% income tax and distribution tax exemption that expires in 2028; (iii) a 6-year 100% income tax and distribution tax exemption that expires in 2028 (6-year 2028 Thailand tax incentive) and (iv) a 6-year 100% income tax and distribution tax exemption that expires in 2029. Our Thailand tax incentives are capped at our investments in Thailand. We have reached the limit in 2024 for the 6-year 2028 Thailand tax incentive. Our tax incentive in Laos allows for a 100% income tax exemption until 2025, and a reduced income tax rate of 8% thereafter. Upon full expiry of each of the incentives, taxable profits associated with such incentives become fully taxable. The aggregate tax benefit arising from all of our tax incentives was approximately $44 million for 2024 (2023 — $40 million; 2022 — $21 million).
In certain jurisdictions, primarily in the Americas and Europe, we currently have significant net operating losses and other deductible temporary differences, some of which we expect will be used to reduce taxable income in these jurisdictions in future periods, although not all are currently recognized as deferred tax assets. In addition, the tax benefits we are able to record related to restructuring charges and SBC expenses may be limited, as a significant portion of such amounts are incurred in jurisdictions with unrecognized loss carryforwards. Tax benefits we are able to record related to the accounting amortization of intangible assets are also limited based on the structure of our acquisitions. We review our deferred income tax assets at each reporting date and reduce them to the extent we believe it is no longer probable that we will realize the related tax benefits.
 We develop our tax filing positions based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions currently in effect in the jurisdictions in which we have assets or conduct business, all of which are subject to change or differing interpretations, some of which with retroactive effect (e.g., Canada's Pillar Two legislation). We are subject to tax audits in various jurisdictions which could result in additional tax expense in future periods relating to prior results. Reviews by tax authorities generally focus on, but are not limited to, the validity of our inter-company transactions, including financing and transfer pricing policies which generally involve subjective areas of taxation and significant judgment. Any such increase in our income tax expense and related interest and/or penalties could have a significant adverse impact on our future earnings and future cash flows.
In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $6 million at 2024 year-end exchange rates), for additional income and value-added taxes for one of our Romanian subsidiaries for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and intend to vigorously defend our position through all necessary appeals or other judicial processes.
In Q4 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 million at 2024 year-end exchange rates) for our Thai subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thai tax laws and regulations, and intend to vigorously defend our position through all necessary appeals or other judicial processes.
The successful pursuit of assertions made by any government authority, including tax authorities, could result in our owing significant amounts of tax or other reimbursements, interest and possibly penalties. We believe we adequately accrue for any probable potential adverse ruling. However, there can be no assurance as to the final resolution of any claims and any resulting proceedings. If any claims and any ensuing proceedings are determined adversely to us, the amounts we may be required to pay could be material, and in excess of amounts accrued.
Net earnings:
    Net earnings for 2024 increased $183.6 million compared to 2023. The increase was primarily due to $279.6 million in higher gross profit and $26.8 million in lower Finance Cost, offset in part by $61.6 million in higher Miscellaneous Expense (Income), $42.6 million in higher income tax expense and $17.1 million in higher R&D costs (to support the growth of our HPS business).
    Net earnings for 2023 increased $64.3 million compared to 2022. The increase was primarily due to $104.4 million in higher gross profit and $45.1 million in higher net miscellaneous income, offset in part by $35.9 million in higher SG&A, $27.2 million in higher Finance Costs and $14.6 million in higher R&D costs (to support the growth of our HPS business).
Related Party Transactions
    For a discussion of prior related party arrangements and transactions involving the Company and Onex, our former controlling shareholder, see "Recent Developments — Secondary Offerings and Related Matters" and "Related Party Transactions" in Item 5 of our 2023 Form 20-F and note 16 to the 2024 AFS. All arrangements and transactions with Onex have terminated, and Onex is no longer a related party.

Liquidity and Capital Resources
Liquidity
The following tables set forth key liquidity metrics for the periods indicated (in millions):

	December 31
	2024	2023	2022
Cash and cash equivalents	$423.3	$370.4	$374.5
Borrowings under credit facility*	741.2	608.9	627.2
 * excluding ordinary course L/Cs.

	Year ended December 31
	2024	2023	2022
Cash provided by operating activities	$473.9	$326.2	$211.1
Cash used in investing activities	(212.5)	(122.4)	(108.9)
Cash used in financing activities	(208.5)	(207.9)	(121.7)

Changes in non-cash working capital items (included in operating activities above):
A/R	$(270.7)	$(402.2)	$(133.3)
Inventories	343.7	245.1	(717.2)
Other current assets	45.1	8.6	(51.2)
A/P, accrued and other current liabilities, provisions and income taxes payable	(188.8)	87.4	831.4
Working capital changes	$(70.7)	$(61.1)	$(70.3)
Cash provided by operating activities:
In 2024, we generated $473.9 million of cash from operating activities compared to $326.2 million in 2023. The $147.7 million increase in cash from operating activities in 2024 as compared to 2023 was primarily due to $183.6 million in higher net earnings in 2024 compared to 2023 (described in "Operating Results — Net earnings" above) and $21.1 million in higher depreciation and amortization (as a non-cash add-back to net earnings, due to our increased capital expenditures in 2024 compared to 2023 as described in "Cash used in investing activities" below), partially offset by the following non-cash deductions from net earnings: (i) $45.4 million in higher favorable TRS FVAs (described in "Operating Results — SBC expense and TRS FVAs" above) and $28.3 million in higher deferred income tax recovery (primarily driven by recognition in 2024 of previously unrecognized deferred tax asset in our U.S. group of subsidiaries and in one of our Asian subsidiaries).
Our working capital requirements in 2024 increased by $9.6 million compared to 2023, due to a $276.2 million decrease in A/P cash flows, substantially offset by a $131.5 million increase in A/R cash flows, a $98.6 million increase in inventory cash flows and a $36.5 million increase in other assets cash flows. The decrease in A/P cash flows was primarily due to lower customer deposits we collected as of December 31, 2024 from certain customers to help alleviate the impact of inventory purchases on our cash flows (see "Summary of Key Operating Results and Financial Information" above), as well as timing of payments. The increase in A/R cash flows was due to timing of collections and revenue. Inventory cash flows increased in 2024 compared to 2023 due to a lower inventory level at December 31, 2024 (driven by improvements in the availability of materials and our utilization of inventory in production in response to customer demand). Other current assets cash flow increased in 2024 compared to 2023 due to receipt of certain insurance proceeds and recovery of indirect taxes in certain jurisdictions in 2024.
In 2023, we generated $326.2 million of cash from operating activities compared to $211.1 million in 2022. The $115.1 million increase in cash from operating activities in 2023 compared to 2022 was primarily due to $64.3 million in higher net earnings in 2023 compared to 2022 (described in "Operating Results — Net earnings" above), $39.6 million in adjustments related to certain derivative instruments ($6.3 million unrealized loss on hedge derivatives in 2023, as a non-cash add-back to net earnings; $33.3 million unrealized gain on hedge derivatives in 2022, as a non-cash deduction from net earnings), $24.3 million in lower deferred income tax recovery (as a non-cash deduction from net earnings, primarily driven by revaluation of deferred taxes using the then-expected effective tax rate of one of our Asian subsidiaries) and $14.9 million in higher depreciation and amortization (as a non-cash add-back to net earnings, due to our increased capital expenditures in 2023 compared to 2022 as described in "Cash used in investing activities" below), offset in part by $45.6 million in favorable TRS FVAs recorded in 2023 (as a non-cash deduction from net earnings, described in "Operating Results — SBC expense and TRS FVAs" above). We recorded $6.3 million unrealized loss on hedge derivatives in 2023, compared to $33.3 million unrealized gain on hedge derivatives in 2022, primarily due to fair value fluctuations of our interest rate swaps (mainly driven by fluctuation of market interest rates).
Our working capital requirements in 2023 decreased by $9.2 million compared to 2022 were due to a $962.3 million improvement in inventory cash flows and a $59.8 million increase in other current assets cash flows, substantially offset by a $744.0 million decrease in A/P cash flows and a $268.9 million decrease in A/R cash flows. Inventory cash flows improved in 2023 compared to 2022, due to lower inventory levels at December 31, 2023 compared to December 31, 2022 (driven by improvements in the availability of materials). The increase in other current assets cash flows in 2023 compared to 2022 was due to the timing of vendor deposits and a delay in the recovery of indirect taxes in certain jurisdictions in 2022. The decrease in A/R cash flows was due to a higher A/R balance at December 31, 2023 compared to December 31, 2022 (driven by higher revenue in Q4 2023 compared to Q4 2022 and lower A/R sold through our A/R sales program and customer SFPs at December 31, 2023 compared to December 31, 2022). The decrease in A/P cash flows in 2023 compared to 2022 was due to the timing of payments and smaller increases in customer deposits (customer deposits increased approximately $392 million from December 31, 2021 to December 31, 2022 and approximately $79 million from December 31, 2022 to December 31, 2023). See "Summary of Key Operating Results and Financial Information" above. Customer deposit increases waned due to improvements in the availability of materials in 2023.
Non-GAAP free cash flow:
Non-GAAP free cash flow is a non-GAAP financial measure without a standardized meaning and may not be comparable to similar measures presented by other companies. We define non-GAAP free cash flow as cash provided by or used in operations after the purchase of property, plant and equipment (net of proceeds from the sale of certain surplus equipment and property, when applicable). Non-GAAP free cash flow does not represent residual cash flow available to Celestica for discretionary expenditures. Management uses non-GAAP free cash flow as a measure, in addition to GAAP cash provided by or used in operations (described above), to assess our operational cash flow performance. We believe non-GAAP free cash flow provides another level of transparency to our ability to generate cash from normal business operations.
A reconciliation of non-GAAP free cash flow to cash provided by operating activities measured under GAAP is set forth below:

	Year ended December 31
(in millions)	2024	2023	2022
GAAP cash provided by operations	$473.9	$326.2	$211.1
Purchase of property, plant and equipment, net of sales proceeds	(168.0)	(122.4)	(108.9)
Non-GAAP free cash flow	$305.9	$203.8	$102.2
Our non-GAAP free cash flow of $305.9 million for 2024 increased $102.1 million compared to 2023, due to $147.7 million in higher cash generated from operations (as described above), offset by a $45.6 million increase in cash flows used to purchase property, plant and equipment, net of sales proceeds (as described below).
Our non-GAAP free cash flow of $203.8 million for 2023 increased $101.6 million compared to 2022, due to $115.1 million in higher cash generated from operations (as described above), offset by $13.5 million increase in cash flows used to purchase property, plant and equipment, net of sales proceeds (as described below).
Cash used in investing activities:
Our capital expenditures for 2024 were $170.9 million (2023 — $125.1 million), primarily to enhance our manufacturing capabilities in various geographies (including expansion of our Thailand and Malaysia facilities) and to support new customer programs. Our capital expenditures in 2022 of $109.0 million supported growth in our HPS business and our ATS segment, including expansion of our footprint at certain of our U.S., Southeast Asia and Mexico facilities. Most of the 2024 capital expenditures pertained to our CCS segment. In each of 2023 and 2022, our capital expenditures were split approximately evenly between our segments. We fund our capital expenditures from cash on hand and through the financing arrangements described below. See footnote (ii) to the "Additional Commitments" table below for information with respect to commitments for capital expenditures as of December 31, 2024.
In April 2024, we completed the acquisition of NCS. The purchase price for NCS was $39.6 million, including acquired cash of $3.5 million.
Cash provided by and used in financing activities:
Common Share repurchases:
    See "Summary of Key Operating Results and Financial Information" above for a table detailing Common Share repurchases during each of 2022, 2023 and 2024.
Financing and Finance Costs:
Credit Agreement
We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, which as of the June 2024 Amendment, includes a term loan in the original principal amount of $250.0 million (Term A Loan), a term loan in the original principal amount of $500.0 million (Term B Loan, and collectively with the Term A Loan, the New Term Loans), and a $750.0 million revolving credit facility (Revolver). Prior to the June 2024 Amendment, the Credit Facility included a term loan in the original principal amount of $350.0 million (Initial Term Loan) and a term loan in the original principal amount of $365.0 million (Incremental Term Loan), the outstanding borrowings under each of which were fully repaid with a substantial portion of the proceeds of the New Term Loans, and commitments of $600.0 million under the Revolver. Notwithstanding (i) the repayment of the Incremental Term Loan in full and its replacement with the Term A Loan and (ii) the repayment of the Initial Term Loan in full and its replacement with the Term B Loan, for accounting purposes, such transactions were treated as non-substantial modifications of the Incremental Term Loan and the Initial Term Loan, respectively.
In June 2023 (effective for all new interest periods for existing borrowings and all new subsequent borrowings), we amended our Credit Facility (June 2023 Amendment) to replace LIBOR with the term Secured Overnight Financing Rate (SOFR) plus 0.1% (Adjusted Term SOFR). The June 2023 Amendment did not have a significant impact on our consolidated financial statements.
Prior to the June 2024 Amendment, the Initial Term Loan was scheduled to mature in June 2025; the Incremental Term Loan and the Revolver each were scheduled to mature in March 2025, unless either (i) the Initial Term Loan would have been prepaid or refinanced or (ii) commitments under the Revolver would be available and have been reserved to repay the Initial Term Loan in full, in which case such obligations mature in December 2026. Subsequent to the June 2024 Amendment, the Term A Loan and the Revolver each mature in June 2029. The Term B Loan matures in June 2031.
Prior to the June 2024 Amendment, the Initial Term Loan required quarterly principal repayments of $0.875 million (all repaid in prior years) and the Incremental Term Loan required quarterly principal repayments of $4.5625 million. Subsequent to the June 2024 Amendment, the Term A Loan and the Term B Loan require quarterly principal repayments of $3.125 million and $1.250 million, respectively (each commencing in September 2024), and each of the New Term Loans requires a lump sum repayment of the remainder outstanding at maturity. We are also required to make annual prepayments of outstanding obligations under the Credit Facility (applied first to the New Term Loans, then to the Revolver, in the manner set forth in the Credit Facility) ranging from 0% — 50% (based on a defined leverage ratio) of specified excess cash flow for the prior fiscal year. No prepayments based on excess cash flow were required in 2022, 2023, 2024, or will be required in 2025. In addition, prepayments of outstanding obligations under the Credit Facility (applied as described above) may also be required in the amount of specified net cash proceeds received above a specified annual threshold (including proceeds from the disposal of certain assets). No prepayments based on net cash proceeds were required in 2022, 2023, 2024, or will be required in 2025. Any outstanding amounts under the Revolver are due at maturity.
Activity under our Credit Facility for the periods indicated is set forth below (in millions):

	Revolver (excluding L/C)		Term loans
Outstanding balances as of December 31, 2021	$—		$660.4
Amount borrowed in Q1 2022	228.0		—
Amount repaid in Q1 2022	(228.0)		(4.5625)	(1)
Amount borrowed in Q2 2022	348.0		—
Amount repaid in Q2 2022	(348.0)		(4.5625)	(1)
Amount borrowed in Q3 2022	359.0		—
Amount repaid in Q3 2022	(359.0)		(4.5625)	(1)
Amount borrowed in Q4 2022	300.0		—
Amount repaid in Q4 2022	(300.0)		(19.5625)	(2)
Outstanding balances as of December 31, 2022	$—		$627.2
Amount borrowed in Q1 2023	281.0		—
Amount repaid in Q1 2023	(281.0)		(4.5625)	(1)
Amount borrowed in Q2 2023	200.0		—
Amount repaid in Q2 2023	(200.0)		(4.5625)	(1)
Amount borrowed in Q3 2023	140.0		—
Amount repaid in Q3 2023	(140.0)		(4.5625)	(1)
Amount borrowed in Q4 2023	270.0		—
Amount repaid in Q4 2023	(270.0)		(4.5625)	(1)
Outstanding balances as of December 31, 2023	$—		$608.9
Amount borrowed in Q1 2024	285.0		—
Amount repaid in Q1 2024	(257.0)		(4.5625)	(1)
Amount borrowed in Q2 2024	180.0	(3)	750.0	(4)
Amount repaid in Q2 2024	(208.0)		(604.3)	(5)
Amount borrowed in Q3 2024	20.0		—
Amount repaid in Q3 2024	(20.0)		(4.375)	(6)
Amount borrowed in Q4 2024	313.0		—
Amount repaid in Q4 2024	(313.0)		(4.375)	(6)
Outstanding balances as of December 31, 2024	$—		$741.2
(1)    Represents the scheduled quarterly principal repayment under the Incremental Term Loan.
(2)    Represents the scheduled quarterly principal repayment under the Incremental Term Loan and a $15.0 million voluntary prepayment under the Initial Term Loan.
(3)    A portion was used to fund the NCS purchase price.
(4)    Represents borrowings under the New Term Loans.
(5)    Represents the repayment and termination of the Initial Term Loan and Incremental Term Loan.
(6)    Represents scheduled quarterly principal repayments under the New Term Loans.
Interest we paid under the Credit Facility, including the impact of our interest rate swap agreements (described below), was $44.6 million in 2024 (2023 — $45.3 million; 2022 — $36.3 million). Interest we paid under the Credit Facility in 2024 was relatively consistent with 2023. We paid higher interest under our Credit Facility in 2023 compared to 2022 as a result of higher interest rates, partially offset by lower average intra-quarter borrowings during 2023 compared to 2022 (see the table above). Finance Costs we paid in 2024 under our A/R sales agreement and customer SFPs was $1.2 million (2023 — $16.3 million; 2022 — $10.8 million). We paid lower Finance Costs under our A/R sales program and customer SFPs in 2024 compared to 2023, primarily due to lower aggregate amounts of A/R sold in 2024 (approximately $182 million) compared to 2023 (approximately $1,959 million). We paid higher Finance Costs under our A/R sales program and customer SFPs in 2023 compared to 2022 due to higher interest rates, offset in part by the effect of lower aggregate amounts of A/R sold in 2023 compared to 2022 under these arrangements (aggregate of approximately $1,959 million during 2023 compared to approximately $2,218 million during 2022). See "Operating Results — Finance Costs" above for a description of Finance Costs incurred in 2024, 2023 and 2022.

Any increase in prevailing interest rates, margins, or amounts borrowed, would cause our interest expense to increase. Interest rates for outstanding borrowings under the Credit Facility at December 31, 2024, are described under "Capital Resources" below.
Under the Credit Facility, we are required to pay a commitment fee on the unused portion of the Revolver, which is calculated based on a defined consolidated leverage ratio and the daily balance outstanding. Commitment fees paid during 2024 were $2.0 million (2023 — $1.6 million; 2022 — $1.4 million). We paid debt issuance costs of $11.1 million in 2024 (2023 — $0.4 million; 2022 — $0.8 million) in connection with security arrangements under, and/or the amendment of, the Credit Facility. We paid higher debt issuance costs in 2024 compared to 2023 and 2022 due to the June 2024 Amendment.
Principal payments of finance leases:
During 2024, we paid $9.7 million (2023 — $9.9 million; 2022 — $8.4 million) in principal payment of finance leases.
Proceeds from partial TRS settlement:
In September 2023, we terminated a portion of the TRS Agreement by reducing the notional amount thereunder by 0.5 million Common Shares. In connection therewith, we received $5.0 million from the relevant counterparty. In February 2024, we terminated a further portion of the TRS Agreement by reducing the notional amount thereunder by an additional 1.25 million Common Shares, and received $32.3 million from the relevant counterparty in connection therewith. See note 19 to the 2024 AFS for further detail.
SBC cash settlement:
In 2024, we made a cash payment of $84.6 million (2023 — $7.7 million) for the withholding taxes in connection with the RSUs and PSUs that vested during the year. In 2023, we also settled a portion of RSUs and PSUs that vested during the year with a cash payment of $49.8 million.
Prior to September 2023, we were party to a services agreement with Onex for the services of an Onex officer as a member of our Board, pursuant to which Onex received compensation. This agreement terminated automatically in September 2023, and in accordance with its provisions, we paid Onex approximately $9.2 million in cash in October 2023 to settle Onex's then-outstanding DSUs. The Onex officer resigned from our Board in September 2023.
Cash requirements:
Our working capital requirements can vary significantly from month-to-month due to a range of business factors, including the ramping of new programs, expansion of our services and business operations, timing of purchases, higher levels of inventory for new programs and anticipated customer demand, timing of payments and A/R collections, and customer forecasting variations. The international scope of our operations may also create working capital requirements in certain countries while other countries generate cash in excess of working capital needs. Moving cash between countries on a short-term basis to fund working capital is not always expedient due to local currency regulations, tax considerations, and other factors. As a result, we make intra-quarter borrowings and repayments under the Revolver (Intra-Quarter B/Rs, see the Credit Facility activity table under "Financing and Finance Costs — Credit Agreement" above for Intra-Quarter B/Rs during recent periods), sell A/R through our A/R sales program, and/or participate in available customer SFPs, when deemed necessary or desirable to effectively manage our short-term liquidity and working capital requirements. The timing and the amounts we borrow or repay under these facilities can vary significantly from month-to-month depending upon our cash requirements. As our operating activities provided funding for a substantial portion of our working capital needs, we sold fewer A/R under our A/R sales program and customer SFPs in 2024 compared to 2023, and made smaller Intra-Quarter B/Rs in 2024 compared to 2023. See "Cash provided by and used in financing activities — Financing and Finance Costs" above and "Financing Arrangements" below.
Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we continue to believe that our current and projected sources of liquidity will be sufficient to fund our anticipated liquidity needs for the next twelve months and beyond. Specifically, we believe that cash flow from operating activities, together with cash on hand, availability under the Revolver ($738.9 million at December 31, 2024), potential availability under uncommitted intraday and overnight bank overdraft facilities, and cash from accepted sales of A/R, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements (including any required SBC share repurchases, debt repayments and Finance Costs). See "Capital Resources" below. Notwithstanding the foregoing, although we anticipate that we will be able to repay or refinance outstanding obligations under our Credit Facility when they mature (our primary current long-term cash liquidity requirement), there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating performance may also be affected by matters discussed under the Risk Factors section of this Annual Report, of which this MD&A forms a part. These risks and uncertainties may adversely affect our long-term liquidity.
Contractual Obligations:
As at December 31, 2024, we had known contractual obligations that require future payments as follows (in millions):

	Total	2025	2026	2027	2028	2029	Thereafter
Borrowings under Credit Facility(i)	$741.2	$17.5	$17.5	$17.5	$17.5	$198.7	$472.5
Lease obligations(ii)	253.9	47.2	41.2	31.7	27.7	26.8	79.3
Pension and non-pension post-employment plan estimated contributions(iii)	20.0	20.0	—	—	—	—	—
Binding purchase order obligations(iv)	4,288.2	4,222.4	61.1	2.6	2.1	—	—
Purchase obligations under IT support agreements	91.8	29.0	21.6	15.9	10.0	5.2	10.1
Total(v)	$5,395.1	$4,336.1	$141.4	$67.7	$57.3	$230.7	$561.9
(i)    Represents annual amortization of the New Term Loans, as well as principal repayment obligations at maturity (June 2029 for borrowings under the Term A Loan and June 2031 for the Term B Loan), based on amounts outstanding as of December 31, 2024, but excludes related interest and fees. See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above for maturity dates, prepayment obligations, and annual interest and commitment fees paid under the Credit Facility in 2022 — 2024. See "Capital Resources" below and note 11 to our 2024 AFS for a description of the Credit Facility, including amounts outstanding thereunder, and applicable interest rates, commitment fee rates and margins. No mandatory principal prepayments of the New Term Loans based on specified excess cash flow or net cash proceeds will be required in 2025, but we are currently unable to determine whether any such prepayments will be required thereafter. Payment defaults under the Credit Facility will incur interest on unpaid amounts at an annual rate equal to the sum of (i) 2%, plus (ii) the rate per annum otherwise applicable to such unpaid amounts, or if no rate is specified or available, the rate per annum applicable to Base Rate revolving loans. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts under the Credit Facility to be immediately due and payable, and may cancel the lenders' commitments to make further advances thereunder.
(ii)    Consists of lease payments associated with lease liabilities recognized on our consolidated balance sheet as of December 31, 2024, as well as lease payments under our lease of certain space in Richardson, Texas (Texas Lease) from April 2027 through March 2032 ($0.9 million in 2027, $1.3 million in 2028, $1.3 million in 2029 and $3.0 million thereafter). The Texas Lease was not recognized as liabilities at December 31, 2024 on our consolidated balance sheet because such lease has not yet commenced. See note 7 to our 2024 AFS.
(iii)    The funding requirement for 2025 was based on our latest actuarial valuations. See note 17 to our 2024 AFS. A significant deterioration in the asset values or asset returns could lead to higher than expected future contributions. Adjustments to actuarial valuation measurements may also result in higher future cash contributions. We fund our pension and non-pension post-employment plan contributions from cash on hand. Although we have defined benefit plans that are currently in a net unfunded position, we do not expect our pension obligations will have a material adverse impact on our future results of operations, cash flows or liquidity.
(iv)    Consists of anticipated payments for purchase obligations recognized on our consolidated balance sheet as of December 31, 2024 ($1,294.8 million recorded in A/P and $805.4 million recorded in accrued and other current liabilities, both included in the amount for 2025) and $2,188.0 million in outstanding purchase orders not recognized on our consolidated balance sheet as of December 31, 2024, as the related services or purchases were not rendered or received (as applicable) as of December 31, 2024. A substantial portion of these purchase orders are for standard inventory items which we have procured for specific customers based on their purchase orders or forecasts, under which such customers have contractually assumed liability for such material, if not consumed. In some cases, we have cash deposits from customers to help mitigate our exposure in connection with acquired inventory.
(v)    This table excludes $49.4 million of long-term deferred income tax liabilities and $58.0 million of provisions and other non-current liabilities primarily pertaining to warranties, as we are unable to reliably estimate the timing of any future payments related thereto. However, long-term liabilities included on our consolidated balance sheet at December 31, 2024 include these items. In addition, at

December 31, 2024, our interest rate swap agreements require us to pay a fixed rate of interest with respect to an aggregate of $330.0 million outstanding under the New Term Loans. These payments, however, are partially offset by related interest we receive, based on the variable interest rates swapped. As the offsets are not determinable and vary from quarter to quarter, this table also excludes the interest payments on our interest rate swap agreements. Further, we are party to the TRS Agreement to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. Under the TRS Agreement, the counterparty is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS (as defined in such agreement) over the agreement's term, in exchange for periodic payments made by us based on the counterparty's Common Share purchase costs and SOFR plus a specified margin. Similarly, if the value of the TRS decreases over the term of such agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. See "Financing Arrangements — TRS" below for a description of a partial Settlement of the TRS Agreement in each of Q3 2023 and Q1 2024, and payments to us by the counterparty in connection therewith. As the interest payments will vary from period to period and the value of our Common Shares upon further Settlement cannot be determined at this time, this table also excludes the interest and or other payments that may be payable by us with respect to the TRS Agreement.
Additional Commitments:
    As at December 31, 2024, we had additional commitments that expire as follows (in millions):

	Total	2025	2026	2027	2028	2029	Thereafter
Foreign currency forward contracts and swaps notional amounts	$748.0	$748.0	$—	$—	$—	$—	$—
L/Cs, letters of guarantee and surety bonds(i)	34.1	10.6	7.1	0.1	—	11.1	5.2
Capital expenditures(ii)	49.2	49.2	—	—	—	—	—
Total	$831.3	$807.8	$7.1	$0.1	$—	$11.1	$5.2
(i)    Includes $11.1 million in L/Cs issued under our Revolver, which matures in June 2029. See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above for the maturity dates of obligations under the Credit Facility.
(ii)    As at December 31, 2024, management had approved $74.6 million for capital expenditures, primarily to increase manufacturing space at certain facilities and for machinery and equipment to support new customer programs (approximately 38% of which is committed for the Americas, approximately 53% of which is committed for Asia, and the remainder of which is committed for Europe). Of such approved amount, $49.2 million in purchase orders were issued to third-party vendors as of December 31, 2024. Our capital spending varies each period based on, among other things, the timing of new business wins and forecasted sales levels. Based on our current plans, we anticipate capital spending for 2025 to be between 1.5% to 2.0% of revenue, and expect to fund these expenditures from cash on hand and through the financing agreements described below under "Capital Resources." Our intended 2025 capital spending is geared towards capacity expansion at certain sites in support of demand for AI/ML compute and HPS programs.
Cash outlays for our contractual obligations and commitments identified in the tables above are expected to be funded from cash on hand and through the financing arrangements described below under "Capital Resources."
Financing Arrangements:
The Term A Loan and the Term B Loan require quarterly principal repayments of $3.125 million and $1.250 million, respectively, and each of the New Term Loans requires a lump sum repayment of the remainder outstanding at maturity. As described above, we are also required to make annual prepayments of outstanding obligations under the Credit Facility based on specified excess cash flow and net cash proceeds. Although no such prepayments will be required in 2025, such prepayments may be required in future years. Any outstanding amounts under the Revolver are due at maturity. See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above for annual interest and commitment fees paid under the Credit Facility, as well as a description of Intra-Quarter B/Rs. Interest rates applicable to borrowings under the Credit Facility are described under "Capital Resources" below.
We do not believe that the aggregate amounts outstanding under our Credit Facility as at December 31, 2024 ($741.2 million under the New Term Loans, and $11.1 million in ordinary course L/Cs), had or will have a material adverse impact on our liquidity, our results of operations or financial condition (unless our debt obligations mature without refinancing). In addition, we do not believe that Intra-Quarter B/Rs have had (or future Intra-Quarter B/Rs will have) a material adverse impact on our liquidity, results of operations or financial condition. See "Capital Resources" below for a description of our available sources of liquidity.

    However, our current outstanding indebtedness, and the mandatory prepayment provisions of the Credit Facility (described above), require us to use a portion of our cash flow to service such debt, and may reduce our ability to fund future acquisitions and/or to respond to unexpected capital requirements; limit our ability to obtain additional financing for future investments, working capital, or other corporate purposes; limit our ability to refinance our indebtedness on terms acceptable to us or at all; limit our flexibility to plan for and adjust to changing business and market conditions; increase our vulnerability to general adverse economic and industry conditions; and/or reduce our debt agency ratings. Existing or increased third-party indebtedness could have a variety of other adverse effects, including: (i) default and foreclosure on our assets if refinancing is unavailable on acceptable terms and we have insufficient funds to repay the debt obligations when due; and (ii) acceleration of such indebtedness or cross-defaults if we breach applicable financial or other covenants and such breaches are not waived.
    The Credit Facility contains restrictive covenants that limit our ability to engage in specified types of transactions, and limit share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount, as well as specified financial covenants (described in "Capital Resources" below). Currently, we expect to remain in compliance with our Credit Facility covenants. However, our ability to maintain compliance with applicable financial covenants will depend on our ongoing financial and operating performance, which, in turn, may be impacted by economic conditions and financial, market, and competitive factors, many of which are beyond our control. A breach of any such covenants could result in a default under the instruments governing our indebtedness.
As at December 31, 2024 and December 31, 2023, other than ordinary course L/Cs, no amounts were outstanding under the Revolver (however, see the Credit Facility activity table under "Financing and Finance Costs — Credit Agreement" above for Intra-Quarter B/Rs during recent periods). At December 31, 2024, nil of A/R were sold under our A/R sales program (December 31, 2023 — nil). In addition, to offset the impact of extended payment terms for particular customers on our working capital, we also participate in three customer SFPs, pursuant to which we sell A/R from such customers to third-party banks on an uncommitted basis to receive earlier payment. At December 31, 2024, an aggregate of nil of A/R were sold under the SFPs (December 31, 2023 — $18.6 million). During 2024, we sold an aggregate of approximately $182 million under our A/R sales program and customer SFPs (2023 — $1,959 million; 2022 — $2,218 million). See "Capital Resources" below for a description of our A/R sales program and SFPs. We vary the amounts we offer to sell under our A/R sales program and customer SFPs depending on our short-term ordinary course cash requirements.
We expect to fund our Finance Costs with cash on hand.
TRS:
In December 2022, we entered into the TRS Agreement with a third-party bank with respect to an original notional amount of 3.0 million of our Common Shares (Original Notional Amount) to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. The counterparty under the TRS Agreement is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS (as defined in the TRS Agreement) over the agreement's term, in exchange for periodic payments made by us based on the counterparty's Common Share purchase costs and the SOFR plus a specified margin. Similarly, if the value of the TRS (as defined in the TRS Agreement) decreases over the term of the TRS Agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. The change in value of the TRS is determined by comparing the average amount realized by the counterparty upon the disposition of purchased Common Shares to the average amount paid for such Common Shares. In each of September 2023 and February 2024, we terminated a portion of the TRS Agreement by reducing the Original Notional Amount by 0.5 million Common Shares and 1.25 million Common Shares, respectively, and received $5.0 million and $32.3 million, respectively, from the counterparty in connection therewith, which we recorded as cash provided by financing activities in our consolidated statement of cash flows. As the interest payments under the TRS Agreement will vary from period to period and the value of our Common Shares upon further Settlement cannot be ascertained in advance, we cannot determine future interest and/or other payments that may be payable by (or to) us with respect to our TRS Agreement. We expect to fund required payments under our TRS Agreement from cash on hand.
Repatriations:
As at December 31, 2024, a significant portion of our cash and cash equivalents was held by foreign subsidiaries outside of Canada, a large part of which may be subject to withholding taxes upon repatriation under current tax laws. Cash and cash equivalents held by subsidiaries, which we do not intend to repatriate in the foreseeable future, are not subject to these withholding taxes. We repatriated approximately $422 million of cash in 2024 from various of our foreign subsidiaries, and remitted withholding taxes of approximately $23 million. We currently expect to repatriate an aggregate of approximately $85 million of cash in the foreseeable future from various foreign subsidiaries, and have recorded anticipated related withholding taxes as deferred income tax liabilities (approximately $5 million). While some of our subsidiaries are subject to local governmental restrictions on the flow of capital into and out of their jurisdictions (including in the form of cash dividends, loans or advances to us), which is required or desirable from time to time to meet our international working capital needs and other business objectives (as described above), these restrictions have not had (and are not reasonably likely to have) a material impact on our ability to meet our cash obligations. At December 31, 2024, we had approximately $300 million (December 31, 2023 — $285 million) of cash and cash equivalents held by foreign subsidiaries outside of Canada that we do not intend to repatriate in the foreseeable future.
Capital Expenditures:
Our capital spending varies each period based on, among other things, the timing of new business wins and forecasted sales levels. See footnote (iii) to the "Additional Commitments" table above for a description of approved capital expenditure amounts as of December 31, 2024, and anticipated capital expenditures for 2025. We expect to fund these expenditures from cash on hand and through the financing arrangements described below under "Capital Resources."
Common Share Repurchases:
    We have funded and intend to continue to fund our Common Share repurchases under our NCIBs from cash on hand, borrowings under the Revolver, or a combination thereof. We have funded, and expect to continue to fund, Common Share repurchases to satisfy delivery obligations under SBC plan awards from cash on hand. The timing of, and the amounts paid for, these repurchases can vary from period to period. See "Summary of Key Operating Results and Financial Information" above.
Lease Obligations:
At December 31, 2024, we recognized a total of $196.8 million of finance lease and operating lease obligations (December 31, 2023 — $176.5 million). Also see footnote (ii) to the "Contractual Obligations" table above. All lease obligations are expected to be funded with cash on hand and through the financing arrangements described below under "Capital Resources."
Litigation and contingencies (including indemnities):
In the normal course of our operations, we may be subject to litigation, investigations and other claims, including legal, regulatory and tax proceedings. Management believes that adequate provisions have been recorded where required. Although it is not always possible to estimate the extent of potential costs, if any, management believes that the ultimate resolution of all such currently pending matters will not have a material adverse impact on our financial performance, financial position or liquidity. See "Operating Results — Income Taxes" above for a description of the ongoing Romanian income and value-added tax matter and Thailand value-added tax matter.
We provide routine indemnifications, the terms of which range in duration and scope, and often are not explicitly defined, including for third-party intellectual property infringement, certain negligence claims, and for our directors and officers. We have also provided indemnifications in connection with the sale of certain assets or business and each of the Secondary Offerings. The maximum potential liability from these indemnifications cannot be reasonably estimated. In some cases, we have recourse against other parties or insurance to mitigate our risk of loss from these indemnifications. Historically, we have not made significant payments relating to these types of indemnifications.
Capital Resources
Our capital resources consist of cash provided by operating activities, access to the Revolver, uncommitted intraday and overnight bank overdraft facilities, an uncommitted A/R sales program, three uncommitted SFPs, and our ability to issue debt or equity securities. We regularly review our borrowing capacity and make adjustments, as permitted, for changes in economic conditions and changes in our requirements. We centrally manage our funding and treasury activities in accordance with corporate policies, and our main objectives are to ensure appropriate levels of liquidity, to have funds available for working capital or other investments we determine are required to grow our business, to comply with debt covenants, to maintain adequate levels of insurance, and to balance our exposures to market risks.
At December 31, 2024, we had cash and cash equivalents of $423.3 million (December 31, 2023 — $370.4 million), the majority of which was denominated in U.S. dollars. We also held cash and cash equivalents in the following currencies: British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi, Czech koruna, Euro, Hong Kong dollar, Indian rupee, Indonesian rupiah, Japanese yen, Korean won, Lao kip, Malaysian ringgit, Mexican peso, Philippine peso, Romanian leu, Singapore dollar, Taiwan dollar, and Thai baht. Our cash and cash equivalents are subject to intra-quarter swings, generally related to the timing of A/R collections, inventory purchases and payments, and other capital uses.
As of December 31, 2024, an aggregate of $741.2 million was outstanding under the New Term Loans, and other than ordinary course L/Cs, no amounts were outstanding under the Revolver (December 31, 2023 — $608.9 million outstanding under our prior term loans, and other than ordinary course L/Cs, no amounts outstanding under the Revolver). See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above for a discussion of amounts borrowed and repaid under our Credit Facility during 2022, 2023 and 2024. Except under specified circumstances, and subject to the payment of breakage costs (if any), we are generally permitted to make voluntary prepayments of outstanding amounts under the Revolver and the New Term Loans without any other premium or penalty. Repaid amounts on the New Term Loans may not be re-borrowed. Repaid amounts on the Revolver may be re-borrowed. At December 31, 2024, we had $738.9 million available under the Revolver for future borrowings, reflecting outstanding L/Cs issued under the Credit Facility (December 31, 2023 — $589.5 million of availability).
The Credit Facility has an accordion feature that allows us to increase the New Term Loans and/or commitments under the Revolver by $200.0 million, plus an unlimited amount to the extent that a specified leverage ratio on a pro forma basis does not exceed specified limits, in each case on an uncommitted basis and subject to the satisfaction of certain terms and conditions. The Revolver also includes a $50.0 million sub-limit for swing-line loans, providing for short-term borrowings up to a maximum of ten business days, and a $150.0 million sub-limit for L/Cs, in each case subject to the overall Revolver credit limit. The Revolver permits us and certain designated subsidiaries to borrow funds (subject to specified conditions) for general corporate purposes, including for capital expenditures, certain acquisitions, and working capital needs.
We amended our Credit Facility in June 2023 to replace LIBOR with Adjusted Term SOFR (See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above). Subsequent to the June 2023 Amendment and prior to the June 2024 Amendment, borrowings under the Revolver bore interest, depending on the currency of the borrowing and our election for such currency, at: (i) Adjusted Term SOFR, (ii) Base Rate, (iii) Canadian Prime, (iv) an Alternative Currency Daily Rate or (v) an Alternative Currency Term Rate (each as defined in the Credit Facility prior to the June 2024 Amendment) plus a specified margin. The margin for borrowings under the Revolver and the Incremental Term Loan ranges from 1.50% to 2.25% for Adjusted Term SOFR borrowings (as applicable) and Alternative Currency borrowings, and from 0.50% to 1.25% for Base Rate and Canadian Prime borrowings, in each case depending on the rate we select and our consolidated leverage ratio (as defined in the Credit Facility prior to the June 2024 Amendment). Commitment fees range from 0.30% to 0.45% depending on our consolidated leverage ratio.
Subsequent to the June 2024 Amendment, borrowings under the Revolver bear interest, depending on the currency of the borrowing and our election for such currency, at: (i) Adjusted Term SOFR, (ii) Base Rate, (iii) Canadian Prime, (iv) an Alternative Currency Daily Rate or (v) an Alternative Currency Term Rate (each as defined in the Credit Facility subsequent to the June 2024 Amendment) plus a specified margin. The margin for borrowings under the Revolver ranges from 1.50% to 2.25% for Adjusted Term SOFR, Alternative Currency Daily Rate or Alternative Currency Term Rate borrowings, and from 0.50% to 1.25% for Base Rate and Canadian Prime borrowings, in each case depending on the rate we select and a defined net leverage ratio. Commitment fees range from 0.30% to 0.45%, depending on our defined net leverage ratio. Outstanding amounts under the Term A Loan bear interest at Adjusted Term SOFR or Base Rate, plus a margin ranging from 1.50% — 2.25% for Adjusted Term SOFR borrowings and from 0.50% — 1.25% for Base Rate borrowings, in each case depending on the rate we select and our defined net leverage ratio. Outstanding amounts under the Term B Loan bear interest at Term SOFR plus 1.75% or the Base Rate plus 0.75%, depending on the rate we select. At December 31, 2024, outstanding amounts under the Term A Loan bore interest at Adjusted Term SOFR plus 1.75%; outstanding amounts under the Term B Loan bore interest at Term SOFR plus 1.75%; and no amounts were outstanding under the Revolver.
In order to partially hedge against our exposure to interest rate variability on our New Term Loans, we are party to various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest. At December 31, 2024, we had interest rate swaps hedging the interest rate risk associated with $130.0 million of our Term A Loan borrowings and $200.0 million of our Term B Loan borrowings, each of which expire in December 2025. Prior to the June 2024 Amendment, these interest rate swaps were used to hedge $100.0 million of our Initial Term Loan borrowings and $230.0 million of our Incremental Term Loan borrowings. We continue to apply hedge accounting to our interest rate swaps, as the term loan borrowings prior to and subsequent to the June 2024 Amendment share the same floating interest rate risk. The option to cancel up to $50.0 million of the notional amount of the interest rate swaps on the Incremental Term Loan from January 2024 through October 2025 was terminated in January 2024.
As we amended our Credit Facility in June 2023 to replace LIBOR with Adjusted Term SOFR, all of our interest rate swap agreements were similarly amended in June 2023 (which constituted our remaining agreements indexed to LIBOR). None of these amendments (individually or in the aggregate) had a significant impact on our consolidated financial statements. We continued to apply hedge accounting on our interest rate swaps.
At December 31, 2024, the interest rate risk related to $411.2 million of borrowings under the Credit Facility was unhedged, consisting of $411.2 million of unhedged amounts outstanding under the New Term Loans (December 31, 2023 — aggregate of $278.9 million under the Initial Term Loan and the Incremental Term Loan). A one-percentage point increase in applicable interest rates would increase interest expense, based on outstanding borrowings under the Credit Facility at December 31, 2024, and including the impact of our interest rate swap agreements, by $4.1 million annually. See note 19 to our 2024 AFS for further information regarding our interest rate swap agreements.
We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. At December 31, 2024, we were in compliance with all restrictive and financial covenants under the Credit Facility. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). The Repurchase Restriction did not prohibit Common Share purchases during 2022 to 2024. The obligations under the Credit Facility are guaranteed by us and certain specified subsidiaries. Subject to specified exemptions and limitations, all assets of the guarantors are pledged as security for the obligations under the Credit Facility. The Credit Facility contains customary events of default. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts outstanding under the Credit Facility to be immediately due and payable and may cancel the lenders' commitments to make further advances thereunder. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a specified default rate.
At December 31, 2024, we had $11.1 million outstanding in L/Cs under the Revolver (December 31, 2023 — $10.5 million). We also arrange bank guarantees and surety bonds outside of the Revolver. At December 31, 2024, we had $23.0 million of bank guarantees and surety bonds outstanding (December 31, 2023 — $16.5 million).
At December 31, 2024, we also had a total of $198.5 million in uncommitted bank overdraft facilities available for intraday and overnight operating requirements (December 31, 2023 — $198.5 million). There were no amounts outstanding under these overdraft facilities at December 31, 2024 or December 31, 2023.
We are party to an agreement with a third-party bank to sell up to $450.0 million in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon 3 months' prior notice, or by the bank upon specified defaults. We also participate in three customer SFPs, pursuant to which we sell A/R from the relevant customer to third-party banks on an uncommitted basis to receive earlier payment (substantially offsetting the effect of such customer's extended payment terms on our working capital for the period). The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. A/R are sold under these arrangements net of discount charges. As our A/R sales program and the SFPs are on an uncommitted basis, there can be no assurance that any of the banks will purchase any of the A/R we intend to sell to them thereunder. However, as the A/R that we offer to sell under these programs are largely from customers we deem to be creditworthy, we believe that such offers will continue to be accepted. See "Liquidity — Cash requirements — Financing Arrangements" above for a description of A/R amounts sold under these arrangements during recent periods.

    The timing and the amounts we borrow and repay under our Revolver (including Intra-Quarter B/Rs) and overdraft facilities, or sell under the SFPs or our A/R sales program, can vary significantly from month-to-month depending on our working capital and other cash requirements. See "Operating Results — Finance Costs" and "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" and "Liquidity — Cash requirements — Financing Arrangements" above.
    Our strategy on capital risk management has not changed significantly since the end of 2023. Other than the restrictive and financial covenants associated with our Credit Facility noted above, we are not subject to any contractual or regulatory capital requirements. While some of our international operations are subject to government restrictions on the flow of capital into and out of their jurisdictions, these restrictions have not had a material impact on our operations or cash flows.
Financial instruments and financial risks:
We are exposed to a variety of risks associated with financial instruments and otherwise.
Currency risk: Due to the global nature of our operations, we are exposed to exchange rate fluctuations on our financial instruments denominated in various currencies. Although the majority of our cash balances, pricing to customers, and materials costs are denominated in U.S. dollars, a significant portion of our non-materials costs (including payroll, pensions, site costs, costs of locally sourced supplies and inventory, and income taxes) are denominated in various other currencies. As a result, we may experience foreign exchange gains or losses on translation or transactions due to currency fluctuations. The majority of our currency risk is driven by such costs, incurred in local currencies by our subsidiaries. As part of our risk management program, we attempt to mitigate currency risk through a hedging program using forecasts of our anticipated future cash flows and monetary assets and monetary liabilities denominated in foreign currencies. We enter into foreign currency forward contracts to hedge our cash flow exposures and swaps to hedge our exposures of monetary assets and monetary liabilities (Economic Hedges), generally for periods of up to 12 months, to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in local currencies. Economic Hedges are based on our forecasts of the future position of anticipated monetary assets and monetary liabilities denominated in foreign currencies, and therefore may not mitigate the full impact of any translation impacts in the future. As for our cash flow hedges, while these contracts are intended to reduce the effects of fluctuations in foreign currency exchange rates on our operating costs and cash flows, our hedging strategy does not mitigate the longer-term impacts of changes to foreign exchange rates. Although our functional currency is the U.S. dollar, currency risk on our income tax expense arises as we are generally required to file our tax returns in the local currency for each particular country in which we have operations. While our hedging program is designed to mitigate currency risk vis-à-vis the U.S. dollar, we remain subject to taxable foreign exchange impacts in our translated local currency financial results relevant for tax reporting purposes. We do not use derivative financial instruments for speculative purposes.
    See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for a listing of our foreign currency forwards and swaps to trade U.S. dollars in exchange for specified currencies at December 31, 2024. The fair value of the outstanding contracts at December 31, 2024 was a net unrealized loss of $18.5 million (December 31, 2023 — net unrealized gain of $6.5 million), resulting from fluctuations in foreign exchange rates between the contract execution and the period-end date. There can be no assurance that our hedging transactions will be successful in mitigating our foreign exchange risk.
    We cannot predict changes in currency exchange rates, the impact of exchange rate changes on our operating results, nor the degree to which we will be able to manage the impact of currency exchange rate changes. Such changes could have a material effect on our business, results of operations and financial condition.
 Interest rate risk: Borrowings under the Credit Facility bear interest at specified rates, plus specified margins (described above). We have entered into agreements to swap the variable interest rates with fixed rates of interest with respect to a portion of the amounts outstanding under the New Term Loans (described above). Unhedged borrowings ($411.2 million at December 31, 2024) expose us to interest rate risk due to the potential variability in market interest rates. A one-percentage point increase in applicable interest rates would increase interest expense, based on outstanding borrowings under the Credit Facility and interest rate swap agreements at December 31, 2024, by $4.1 million annually, and by $7.4 million annually, without accounting for such swap agreements. At December 31, 2024, the fair value of our interest rate swap agreements was an unrealized gain of $6.6 million (December 31, 2023 — an unrealized gain of $13.2 million). A downward shift of the forward interest rate curve would decrease the amount of the gain.

See "Liquidity — Cash requirements — TRS" above for a description of the TRS Agreement. Interest payments under the TRS Agreement are based on SOFR. A one-percentage point increase in relevant interest rates would cause an insignificant increase of our annual interest expense.
Equity price risk: See "Liquidity — Cash requirements — TRS" above for a description of the TRS Agreement. If the value of the TRS (as defined in the TRS Agreement) decreases over the term of the TRS Agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. As a result, the TRS Agreement is subject to equity price risk. The counterparty acquired the entire Original Notional Amount (3.0 million Common Shares) at a weighted average price of $12.73 per share. As described above, the Original Notional Amount was reduced to 1.25 million Common Shares as of February 2024. At December 31, 2024, the fair value of the TRS Agreement was an unrealized gain of $99.4 million (December 31, 2023 — $40.6 million), which we recorded in other current assets on our consolidated balance sheet. A one dollar decrease in our Common Share price would decrease the value of the TRS as of December 31, 2024 by $1.3 million.
Credit risk: Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a financial loss to us. We believe our credit risk of counterparty non-performance continues to be relatively low. We are in regular contact with our customers, suppliers and logistics providers, and have not experienced significant counterparty credit-related non-performance during 2024 or to date. However, if a key supplier (or any company within such supplier's supply chain) or customer fails to comply with their contractual obligations, this could result in a significant financial loss to us. We would also suffer a significant financial loss if an institution from which we purchased foreign currency exchange contracts or swaps, interest rate swaps, or annuities for our pension plans, or the counterparty to our TRS Agreement defaults on their contractual obligations (with respect to pension obligations, we retain ultimate responsibility for the payment of benefits to plan participants unless and until such pension plans are wound-up). With respect to our financial market activities, we have adopted a policy of dealing only with counterparties we deem to be creditworthy to help mitigate the risk of financial loss from defaults. We monitor the credit risk of the counterparties with whom we conduct business, through a combined process of credit rating reviews and portfolio reviews.
We also provide unsecured credit to our customers in the normal course of business. Customer exposures that potentially subject us to credit risk include our A/R, inventory on hand, and non-cancellable purchase orders in support of customer demand. From time to time, we extend the payment terms applicable to certain customers and/or provide longer payment terms when deemed commercially reasonable. Longer payment terms could adversely impact our working capital requirements, and increase our financial exposure and credit risk. We attempt to mitigate customer credit risk by monitoring our customers' financial condition and performing ongoing credit evaluations as appropriate. In certain instances, we obtain L/Cs or other forms of security from our customers. We may also purchase credit insurance from a financial institution to reduce our credit exposure to certain customers. We consider credit risk in determining our allowance for credit losses, and we believe that such allowance, as adjusted from time to time, is adequate. No significant adjustments were made to our allowance for credit losses during 2024 in connection with our on-going assessments and monitoring activities. At December 31, 2024, less than 1% of our gross A/R were over 90 days past due (December 31, 2023 — less than 1%). A/R are net of an allowance for credit losses of $10.1 million at December 31, 2024 (December 31, 2023 — $8.4 million).
Liquidity risk: Liquidity risk is the risk that we may not have cash available to satisfy our financial obligations as they come due. We manage liquidity risk by maintaining a portfolio of liquid funds and investments and having access to a revolving credit facility, uncommitted intraday and overnight bank overdraft facilities, an A/R sales program and three customer SFPs. Since our A/R sales program and customer SFPs are each uncommitted, there can be no assurance that any participant bank will purchase any of the A/R that we wish to sell. We believe, however, that cash flow from operating activities, together with cash on hand, cash from accepted sales of A/R, and borrowings available under the Revolver and potentially available under uncommitted intraday and overnight bank overdraft facilities are sufficient to fund our currently anticipated financial obligations, and will remain available in the current environment. See "Cash requirements" above.
    Commodity price risk: We are exposed to market risk with respect to commodity price fluctuations for components used in the products we manufacture. These components are impacted by global pricing pressures, general economic conditions, market conditions, geopolitical issues, weather, changes in tariff rates, and other factors which are neither predictable nor within our control. While generally we have been able to offset inflation and other changes in the costs of key operating resources through price increases, productivity improvements, greater economies of scale, supplier negotiations and global sourcing initiatives, there can be no assurance that we will be able to continue to do so in the future. We do not engage in hedging activities for commodity price risk. Competitive conditions may limit our pricing flexibility, and macroeconomic conditions may make additional price increases imprudent. Increases in commodity prices that we cannot recover from our customers would adversely impact our operating results. We are also exposed to fluctuations in transportation costs, which may increase based on freight carrier capacity and fuel prices. We manage transportation costs by optimizing logistics and supply chain planning. We continue to invest in supply chain initiatives to address industry-wide capacity challenges.
See note 19 to the 2024 AFS for further detail.
Outstanding Share Data
As of February 20, 2025, we had 115,959,118 outstanding Common Shares. As of such date, we also had 70,888 outstanding stock options, 1,428,604 outstanding RSUs, 2,208,045 outstanding PSUs assuming vesting of 100% of the target amount granted (PSUs that will vest range from 0% to 200% of the target amount granted), and 725,757 outstanding DSUs; each vested option or unit entitling the holder thereof to receive one Common Shares (or in certain cases, cash) pursuant to the terms thereof, subject to certain time or performance-based vesting conditions.
Unaudited Quarterly Financial Highlights
Q4 2024 compared to Q4 2023:
    Revenue of $2.55 billion for Q4 2024 increased $405.2 million, or 19% compared to Q4 2023. ATS segment revenue remained relatively flat in Q4 2024 compared to Q4 2023, as lower revenue in our Industrial business was offset by strength in our Capital Equipment and A&D businesses. Compared to Q4 2023, CCS segment revenue in Q4 2024 increased $402.3 million (30%). Our Communications end market revenue increased $462.4 million (64%) in Q4 2024 as compared to the prior year period due to stronger demand from our hyperscaler customers for our networking products. HPS revenue for Q4 2024 was $807 million (32% of total Q4 2024 revenue), and increased approximately 65% from Q4 2023. The increase in HPS revenue was driven by hyperscaler customer demand for our networking switches, as well as program ramps. Our Enterprise end market revenue decreased $60.1 million (10%) in Q4 2024 compared to Q4 2023 due to the anticipated technology transition in an AI/ML compute program with one of our hyperscaler customers, partially offset by demand increase in certain storage programs. Gross profit increased $74.0 million in Q4 2024 compared to Q4 2023 mainly due to higher revenue in Q4 2024 compared to Q4 2023 as well as $22.4 million in favorable TRS FVAs recorded in Q4 2024. Gross margin for Q4 2024 increased to 11.7% compared to 10.4% for Q4 2023 due to higher volume and favorable mix. CCS segment income for Q4 2024 increased to $136.6 million from $90.6 million in Q4 2023 due to higher CCS segment revenue in Q4 2024 compared to Q4 2023. CCS segment margin for Q4 2024 increased to 7.9% of segment revenue compared to 6.8% for Q4 2023, driven by increased operating leverage and a higher mix of HPS revenues. ATS segment income of $37.0 million for Q4 2024 remained relatively flat compared to Q4 2023. ATS segment margin decreased from 4.7% of segment revenue for Q4 2023 to 4.6% for Q4 2024, primarily due to reduced operating leverage in our Industrial business, partly offset by increased margins in our Capital Equipment business. Net earnings increased to $151.7 million for Q4 2024 compared to net earnings of $91.6 million for Q4 2023, due primarily to the $74.0 million in higher gross profit and $27.5 million in lower SG&A expense in Q4 2024, partially offset by $22.2 million in higher unfavorable changes in Miscellaneous Expense (Income), $14.7 million in higher income tax expense (driven by higher earnings before income taxes in Q4 2024) and $5.8 million in higher R&D expenses in Q4 2024 (to support growth of our HPS business). Lower SG&A expense in Q4 2024 compared to Q4 2023 was primarily due to $29.1 million favorable TRS FVAs recorded in Q4 2024. Unfavorable changes in Miscellaneous Expense (Income) in Q4 2024 compared to Q4 2023 were mainly due to favorable TRS FVAs and gains from our foreign currency forward exchange contracts recorded in Q4 2023. See "Operating Results — Miscellaneous Expense (Income)" for components of Miscellaneous Expense (Income).
Q4 2024 compared to Q3 2024:
    Revenue for Q4 2024 increased $46.2 million, or 2% compared to Q3 2024. ATS segment revenue decreased $8.3 million (1%) sequentially, primarily driven by decreased demand across several of our ATS businesses. CCS segment revenue increased $54.5 million (3%) sequentially. Communications end market revenue increased $112.7 million (11%) in Q4 2024 compared to Q3 2024, primarily due to increased demand for networking products from hyperscaler customers. Enterprise end market revenue decreased $58.2 million (9%) sequentially, due to the anticipated technology transition in an AI/ML compute program with one of our hyperscaler customers. Gross profit increased $36.6 million in Q4 2024 as compared to Q3 2024 and gross margin increased to 11.7% in Q4 2024 compared to 10.4% in Q3 2024, driven primarily by operating leverage in our CCS segment, as well as approximately $25 million favorable change in TRS FVAs recorded in cost of sales. CCS segment income increased sequentially by $7.9 million to $136.6 million primarily due to CCS segment revenue increase. CCS segment margin for Q4 2024 increased to 7.9% compared to 7.6% for Q3 2024, driven by operating leverage and improved mix. ATS segment income decreased sequentially by $3.1 million to $37.0 million in Q4 2024, and ATS segment margin decreased from 4.9% in Q3 2024 to 4.6% for Q4 2024, in each case primarily due to lower volume leverage. Net earnings of $151.7 million for Q4 2024 increased $62.2 million from net earnings of $89.5 million for Q3 2024, due primarily to $36.6 million in higher gross profit and $34.2 million in lower SG&A expense, partially offset by $4.7 million in higher R&D expense (to support growth of our HPS business). Lower sequential SG&A expense was primarily due to approximately $34 million favorable change in TRS FVAs recorded in SG&A.
Summary of Selected Q4 2024 GAAP Results(1):

Revenue (in billions)	$2.55
Earnings from operations (in millions)	$202.6
Earnings from operations as a % of revenue	8.0%
SG&A (in millions)	$57.6
Net earnings (in millions)	$151.7
EPS(2) (diluted)	$1.29
(1)    The conversion from IFRS to GAAP did not have a material impact on our overall financial results for Q4 2024. Our Q4 2024 results were in line with, or exceeded, our previously provided guidance.
Upon transitioning from IFRS to GAAP, we were required to re-present our previously issued comparative results. The most significant transitional adjustments to our financial statements were related to the accounting treatment of the derivative instruments we entered into prior to 2024. These adjustments were driven specifically by the transition, and on the condensed consolidated statements of operations, impacted GAAP cost of sales, SG&A, finance costs and miscellaneous expense (income). As the nature of the derivatives have not changed in the transition, we have excluded such transitional adjustments in our GAAP to non-GAAP reconciliations. Reconciling items from our GAAP to non-GAAP measures are explained in "Non-GAAP Financial Measures" below. These transitional adjustments do not impact our non-GAAP results and will not impact our operating results reported under GAAP going forward.
For Q4 2024, our revenue was near the high end of our guidance range. Our non-GAAP adjusted operating margin for Q4 2024 exceeded the mid-point of our revenue and non-IFRS adjusted EPS guidance ranges and our Q4 2024 adjusted EPS exceeded the high end of our guidance range, primarily driven by unanticipated operating leverage in our CCS segment. Our adjusted SG&A for Q4 2024 came in just over our guidance range due to higher than anticipated variable spend. Our GAAP effective tax rate for Q4 2024 was 20%. Our adjusted effective tax rate (non-GAAP) for Q4 2024 was 19%, lower than our anticipated estimate of approximately 21%, mainly due to non-routine tax events, offset partially by unfavorable jurisdictional profit mix.
(2)    GAAP EPS for Q4 2024 included an aggregate charge of $0.17 (pre-tax) per share for employee SBC expense, amortization of intangible assets (excluding computer software), and restructuring charges. See "Operating Results" above and "Non-GAAP Financial Measures" below for per-item charges. This aggregate charge was at the low end of our Q4 2024 GAAP guidance range of between $0.17 to $0.23 per share for these items.
Non-GAAP Financial Measures:
Management uses non-GAAP financial measures (including ratios based on GAAP financial measures) described herein to (i) assess operating performance, financial leverage and the effective use and allocation of resources, (ii) provide more normalized period-to-period comparisons of operating results, (iii) enhance investors' understanding of the core operating results of our business and (iv) set management incentive targets. We believe the non-GAAP financial measures enable investors to evaluate and compare our results from operations by excluding specific items that we do not consider to be reflective of our core operations, to evaluate cash resources that we generate from our business each period, to analyze operating results using the same measures our chief operating decision makers use to measure performance, and to help compare our results with those of our competitors. In addition, management believes that the use of adjusted tax expense and adjusted effective tax rate provides additional transparency into the tax effects of our core operations, and are useful to management and investors for historical comparisons and forecasting. These non-GAAP financial measures reflect management’s belief that the excluded items are not indicative of our core operations.
Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and therefore may not be directly comparable to similar measures presented by other companies. Non-GAAP financial measures are not measures of performance under GAAP and should not be considered in isolation or as a substitute for any GAAP financial measure. Reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures are below.

    The following non-GAAP financial measures are included in this MD&A: adjusted gross profit, adjusted SG&A, adjusted operating earnings (or adjusted EBIAT), adjusted operating margin (or adjusted EBIAT), and each of the foregoing measures as a percentage of revenue, adjusted net earnings, adjusted EPS, adjusted ROIC, free cash flow, adjusted tax expense and adjusted effective tax rate.

Our non-GAAP financial measures are calculated by making the following adjustments (as applicable) to our GAAP financial measures:
Employee SBC expense, which represents the estimated fair value of stock options, restricted share units and performance share units granted to employees, is excluded because grant activities vary significantly from quarter-to-quarter in both quantity and fair value. We believe excluding this expense allows us to compare core operating results with those of our competitors, who also generally exclude employee SBC expense in assessing operating performance, and may have different granting patterns, equity awards and valuation assumptions.
Total return swap fair value adjustments (TRS FVAs) represent mark-to-market adjustments to our TRS Agreement, as the TRS Agreement is re-measured at fair value at each quarter end. We exclude the impact of these non-cash fair value adjustments (which reflect fluctuations in the market price of our Common Shares recorded in cost of sales, SG&A, or Miscellaneous Expenses (Income)) from period to period as such fluctuations do not represent our ongoing operating performance. In addition, we believe that excluding these non-cash adjustments permits a helpful comparison of our core operating results to our competitors. In accordance with GAAP, TRS FVAs prior to 2024 were recorded in Miscellaneous Expense (Income). Commencing in 2024, the TRS Agreement was treated as an economic hedge with the TRS FVAs recorded in cost of sales and SG&A.

Transitional hedge reclassifications and adjustments related to foreign currency forward exchange contracts (FCC Transitional ADJ) and interest rate swaps (IRS Transitional ADJ) were both specifically driven by our transition from IFRS to GAAP. For the purpose of determining our non-GAAP measures, FCC Transitional ADJ were made to cost of sales and SG&A and IRS Transitional ADJ are made to finance costs. Our foreign currency forward exchange contracts and interest rate swaps that we entered prior to 2024 were accounted for as either cash flow hedges (qualified for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024, resulting in FCC Transitional ADJ and IRS Transitional ADJ. Had we been able to designate those foreign currency forward exchange contracts and interest rate swaps under GAAP from their inception, they would have qualified as cash flow or economic hedges under GAAP, and no FCC Transitional ADJ or IRS Transitional ADJ would have been required under GAAP. FCC Transitional ADJ and IRS transitional ADJ are not reflective of the on-going operational impacts of our hedging activities and are excluded in assessing operating performance.

Amortization of intangible assets (excluding computer software) consist of non-cash charges for intangible assets that are impacted by the timing and magnitude of acquired businesses. Amortization of intangible assets varies among our competitors, and we believe that excluding these charges permits a helpful comparison of core operating results to our competitors who also generally exclude amortization charges in assessing operating performance.

Restructuring and Other Charges (Recoveries) consist of, when applicable: Restructuring Charges (Recoveries) (defined below); Transition Costs (Recoveries) (defined below); consulting, transaction and integration costs related to potential and completed acquisitions; legal settlements (recoveries); in Q2 2023 and Q3 2023, costs associated with the conversion and underwritten public sale of our shares by Onex Corporation (Onex), our then-controlling shareholder, and commencing in Q2 2023, related costs pertaining to our transition as a U.S. domestic filer. We exclude these charges and recoveries because we believe that they are not directly related to ongoing operating results and do not reflect our expected future operating expenses after completion of the relevant actions. Our competitors may record similar items at different times, and we believe these exclusions permit a helpful comparison of our core operating results with those of our competitors who also generally exclude these items in assessing operating performance.

Restructuring Charges (Recoveries), consist of costs or recoveries relating to: employee severance, lease terminations, site closings and consolidations, accelerated depreciation of owned property and equipment which are no longer used and are available for sale, and reductions in infrastructure.

Transition Costs (Recoveries) consist of costs and recoveries in connection with: (i) the transfer of manufacturing lines from closed sites to other sites within our global network; (ii) the sale of real properties unrelated to restructuring actions

(Property Dispositions); and (iii) specified charges or recoveries related to the Purchaser Lease (defined below). Transition Costs consist of direct relocation and duplicate costs (such as rent expense, utility costs, depreciation charges, and personnel costs) incurred during the transition periods, as well as cease-use and other costs incurred in connection with idle or vacated portions of the relevant premises that we would not have incurred but for these relocations, transfers and dispositions. As part of our 2019 Toronto real property sale, we entered into a related 10-year lease for our then-anticipated headquarters (Purchaser Lease). In November 2022, we extended the lease (on a long-term basis) on our current corporate headquarters due to several Purchaser Lease commencement date delays. In Q3 2023, we executed a sublease for a portion of the leased space under the Purchaser Lease. We record charges related to the sublet of the Purchaser Lease (which commenced in June 2024) as Transition Costs. We believe that excluding Transition Costs and Recoveries permits a helpful comparison of our core operating results from period-to-period, as they do not reflect our ongoing operations once these specified events are complete.

Miscellaneous Expense (Income) consists primarily of: (i) certain net periodic benefit costs (credits) related to our pension and post-employment benefit plans consisting of interest costs and expected returns on pension balances, and amortization of actuarial gains or losses; and (ii) gains or losses related to our TRS Agreement and foreign currency forward exchange contracts and interest rate swaps that we entered into prior to 2024. Those derivative instruments were accounted for as either cash flow hedges (qualifying for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024. Certain gains and losses related to those contracts were recorded in Miscellaneous Expense (Income). See FCC Transitional ADJ, IRS Transitional ADJ and TRS FVAs above. We exclude such items because we believe they are not directly related to our ongoing operating results.

Non-core tax impacts are excluded, as we do not believe these costs or recoveries reflect our core operating performance and vary significantly among our competitors who also generally exclude such items in assessing operating performance. In addition, in calculating adjusted net earnings, adjusted EPS, adjusted tax expense and adjusted effective tax rate for the 2024 periods, management also excluded the one-time Q1 2024 portion of the negative tax impact arising from the enactment of Pillar Two (global minimum tax) legislation in Canada recorded in Q2 2024 and incremental withholding tax accrued in such quarter to minimize its impact (Pillar Two Tax Adjustments), as such portion is not attributable to our on-going operations for subsequent periods.

Our non-GAAP financial measures include the following:

Adjusted operating earnings (Adjusted EBIAT) is defined as GAAP earnings from operations excluding the impact of Employee SBC expense, TRS FVAs, FCC Transitional ADJ, Amortization of intangible assets (excluding computer software), and Restructuring and Other Charges (Recoveries). Adjusted operating margin is adjusted operating earnings as a percentage of GAAP revenue. Management uses adjusted operating earnings (adjusted EBIAT) as a measure to assess performance related to our core operations.

Adjusted net earnings is defined as GAAP net earnings before the impact of Employee SBC expense, TRS FVAs, FCC Transitional ADJ, amortization of intangible assets (excluding computer software), Restructuring and Other Charges (Recoveries), IRS Transitional ADJ, Miscellaneous Expense (Income) and adjustment for taxes. Adjusted net earnings per share is calculated by dividing adjusted net earnings by the number of diluted weighted average shares outstanding. Management uses adjusted net earnings as a measure to assess performance related to our core operations.

Non-GAAP free cash flow is defined as cash provided by (used in) operations after the purchase of property, plant and equipment (net of proceeds from the sale of certain surplus equipment and property, when applicable). Free cash flow does not represent residual cash flow available to Celestica for discretionary expenditures. Management uses free cash flow as a measure, in addition to GAAP cash provided by (used in) operations, to assess our operational cash flow performance. We believe free cash flow provides another level of transparency to our ability to generate cash from normal business operations.

Adjusted ROIC is calculated by dividing annualized adjusted EBIAT by average net invested capital for the period. Net invested capital (calculated in the tables below) is derived from GAAP financial measures, and is defined as total assets less: cash, ROU assets (operating and finance leases), accounts payable, accrued and other current liabilities (excluding finance and operating lease liabilities), provisions, and income taxes payable. Management uses adjusted ROIC as a measure to assess the effectiveness of the invested capital we employ to build products or provide services to our customers, by quantifying how well we generate earnings relative to the capital we have invested in our business.

The determination of our adjusted effective tax expense (non-GAAP) and adjusted effective tax rate (non-GAAP) is described in footnote 1 to the table below.
The following table sets forth, for the periods indicated, the various non-GAAP financial measures discussed above, and a reconciliation of non-GAAP financial measures to the most directly comparable financial measures determined under GAAP (in millions, except percentages and per share amounts):

	Three months ended December 31				Year ended December 31
	2024		2023		2024		2023
		% of revenue		% of revenue		% of revenue		% of revenue
GAAP revenue	$2,545.7		$2,140.5		$9,646.0		$7,961.0

GAAP gross profit	$297.2	11.7%	$223.2	10.4%	$1,033.7	10.7%	$754.1	9.5%
Employee SBC expense	4.6		4.2		24.8		22.6
TRS FVAs: (gains)	(22.4)		—		(39.6)		—
FCC Transitional ADJ	0.4		(3.6)		0.1		3.6
Adjusted gross profit (non-GAAP)	$279.8	11.0%	$223.8	10.5%	$1,019.0	10.6%	$780.3	9.8%

GAAP SG&A	$57.6	2.3%	$85.1	4.0%	$293.5	3.0%	$303.2	3.8%
Employee SBC expense	(5.5)		(5.6)		(32.6)		(33.0)
TRS FVAs (gains)	29.1		—		51.4		—
FCC Transitional ADJ	—		(2.2)		1.4		4.8
Adjusted SG&A (non-GAAP)	$81.2	3.2%	$77.3	3.6%	$313.7	3.3%	$275.0	3.5%

GAAP earnings from operations	$202.6	8.0%	$109.2	5.1%	$599.3	6.2%	$338.3	4.2%
Employee SBC expense	10.1		9.8		57.4		55.6
TRS FVAs: (gains)	(51.5)		—		(91.0)		—
FCC Transitional ADJ	0.4		(1.4)		(1.3)		(1.2)
Amortization of intangible assets (excluding computer software)	9.9		9.2		38.8		36.8
Restructuring and other charges, net of recoveries	2.1		1.5		19.4		12.1
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$173.6	6.8%	$128.3	6.0%	$622.6	6.5%	$441.6	5.5%

GAAP net earnings	$151.7	6.0%	$91.6	4.3%	$428.0	4.4%	$244.4	3.1%
Employee SBC expense	10.1		9.8		57.4		55.6
TRS FVAs: (gains)	(51.5)		—		(91.0)		—
FCC Transitional ADJ	0.4		(1.4)		(1.3)		(1.2)
Amortization of intangible assets (excluding computer software)	9.9		9.2		38.8		36.8
Restructuring and other charges, net of recoveries	2.1		1.5		19.4		12.1
Miscellaneous Expense (Income)	1.2		(21.0)		15.0		(46.6)
IRS Transitional ADJ	—		2.9		—		9.0
Adjustments for taxes (1)	6.3		(0.5)		(5.5)		(14.3)
Adjusted net earnings (non-GAAP)	$130.2	5.1%	$92.1	4.3%	$460.8	4.8%	$295.8	3.7%

Diluted EPS
Weighted average # of shares (in millions)	117.3		119.5		118.7		120.3
GAAP earnings per share	$1.29		$0.77		$3.61		$2.03
Adjusted earnings per share (non-GAAP)	$1.11		$0.77		$3.88		$2.46
# of shares outstanding at period end (in millions)	116.1		119.0		116.1		119.0

GAAP cash provided by operations	$143.4		$118.0		$473.9		$326.2
Purchase of property, plant and equipment, net of sales proceeds	(47.6)		(31.9)		(168.0)		(122.4)
Free cash flow (non-GAAP)	$95.8		$86.1		$305.9		$203.8

GAAP ROIC %	34.0%		20.1%		26.1%		15.9%
Adjusted ROIC % (non-GAAP)	29.1%		23.6%		27.2%		20.7%

(1)  The adjustments for taxes, as applicable, represent the tax effects of our non-GAAP adjustments (see below).
    The following table sets forth a reconciliation of our adjusted tax expense (non-GAAP) and our adjusted effective tax rate (non-GAAP) to our GAAP tax expense and GAAP effective tax rate, respectively, for the periods indicated, in each case determined by excluding the tax benefits or costs associated with the listed items (in millions, except percentages) from our GAAP tax expense for such periods. Our GAAP effective tax rate is determined by dividing (i) GAAP tax expense by (ii) earnings from operations minus finance costs and Miscellaneous Expense (Income) recorded on our statement of operations; our adjusted effective tax rate (non-GAAP) is determined by dividing (i) adjusted tax expense (non-GAAP) by (ii) adjusted operating earnings (non-GAAP) minus finance costs and IRS Transitional ADJ.

	Three months ended December 31		Year ended December 31
	2024	2023	2024	2023
GAAP tax expense	$37.8	$23.1	$104.2	$61.6

Tax costs (benefits) of the following items excluded from GAAP tax expense:
Employee SBC expense and TRS FVAs	(5.5)	2.4	3.5	10.0
Amortization of intangible assets (excluding computer software)	0.7	0.8	3.0	3.0
Restructuring and other charges	0.5	(0.2)	1.1	1.3
Non-core tax adjustment for NCS acquisition	—	—	7.5	—
Prior Period Pillar Two Tax Adjustments	—	—	(8.1)	—
Miscellaneous Expense (Income)	(2.0)	(2.5)	(1.5)	—
Adjusted tax expense (non-GAAP)	$31.5	$23.6	$109.7	$75.9

GAAP tax expense	$37.8	$23.1	$104.2	$61.6

Earnings from operations	$202.6	$109.2	$599.3	$338.3
Finance Costs	(11.9)	(15.5)	(52.1)	(78.9)
Miscellaneous Expense (Income)	(1.2)	21.0	(15.0)	46.6
	$189.5	$114.7	$532.2	$306.0
GAAP effective tax rate	20%	20%	20%	20%

Adjusted tax expense (non-GAAP)	$31.5	$23.6	$109.7	$75.9

Adjusted operating earnings (non-GAAP)	$173.6	$128.3	$622.6	$441.6
Finance Costs	(11.9)	(15.5)	(52.1)	(78.9)
IRS Transitional ADJ	—	2.9	—	9.0
	$161.7	$115.7	$570.5	$371.7
Adjusted effective tax rate (non-GAAP)	19%	20%	19%	20%

The following table sets forth, for the periods indicated, our calculation of GAAP ROIC % and adjusted ROIC % (non-GAAP) (in millions, except GAAP ROIC % and adjusted ROIC %).

		Three months ended		Year ended
		December 31		December 31
		2024	2023	2024	2023

GAAP earnings from operations		$202.6	$109.2	$599.3	$338.2
Multiplier to annualize earnings		4	4	1	1
Annualized GAAP earnings from operations		$810.4	$436.8	$599.3	$338.2

Average net invested capital for the period*		$2,386.7	$2,176.9	$2,292.4	$2,132.5

GAAP ROIC %		34.0%	20.1%	26.1%	15.9%

		Three months ended		Year ended
		December 31		December 31
		2024	2023	2024	2023

Adjusted operating earnings (adjusted EBIAT) (non-GAAP)		$173.6	$128.3	$622.6	$441.6
Multiplier to annualize earnings		4	4	1	1
Annualized adjusted EBIAT (non-GAAP)		$694.4	$513.2	$622.6	$441.6

Average net invested capital for the period*		$2,386.7	$2,176.9	$2,292.4	$2,132.5

Adjusted ROIC % (non-GAAP)		29.1%	23.6%	27.2%	20.7%

	December 31 2024	September 30 2024	June 30 2024	March 31 2024	December 31 2023

Net invested capital consists of:
Total assets	$5,988.2	$5,924.8	$5,872.8	$5,711.5	$5,890.5
Less: cash	423.3	398.5	434.0	308.1	370.4
Less: ROU assets (operating and finance leases)	180.8	186.3	200.1	196.1	170.0
Less: accounts payable, accrued and other current liabilities, provisions and income taxes payable (excluding finance and operating lease liabilities)	2,969.2	2,981.6	2,946.2	2,992.6	3,168.4
Net invested capital at period end*	$2,414.9	$2,358.4	$2,292.5	$2,214.7	$2,181.7

	December 31 2023	September 30 2023	June 30 2023	March 31 2023	December 31 2022

Net invested capital consists of:
Total assets	$5,890.5	$5,744.8	$5,499.6	$5,464.2	$5,625.5
Less: cash	370.4	353.1	360.7	318.7	374.5
Less: ROU assets (operating and finance leases)	170.0	174.0	163.2	150.6	157.1
Less: accounts payable, accrued and other current liabilities, provisions and income taxes payable (excluding finance and operating lease liabilities)	3,168.4	3,045.6	2,873.9	2,877.0	3,005.0
Net invested capital at period end*	$2,181.7	$2,172.1	$2,101.8	$2,117.9	$2,088.9
* We use a two-point average to calculate average net invested capital for the quarter and a five-point average to calculate average net invested capital for the 12-month period. Average net invested capital for Q4 2024 is the average of net invested capital as at December 31, 2024 and September 30, 2024, and average net invested capital for 2024 is the average of net invested capital as at December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024.

Recently Issued Accounting Pronouncements
New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Note 2 to the 2024 AFS included in this Annual Report.
Off-Balance Sheet Arrangements
Not applicable.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the potential loss arising from changes in market rates and market prices. Our market risk exposure results primarily from fluctuations in foreign currency exchange rates and interest rates, as well as the price of our Common Shares.
We do not hold financial instruments for speculative trading purposes.
Exchange Rate Risk
Conducting business in currencies other than the U.S. dollar subjects us to translation and transaction risks associated with fluctuations in currency exchange rates. Although we conduct the majority of our business in U.S. dollars (our functional currency), our global operations subject us to foreign currency volatility. Our non-U.S. currency exposures consist of: British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi, Czech koruna, Euro, Hong Kong dollar, Indian rupee, Indonesian rupiah, Japanese yen, Korean won, Lao kip, Malaysian ringgit, Mexican peso, Philippine peso, Romanian leu, Singapore dollar, Taiwan dollar, and Thai baht.
As part of our risk management program, we enter into foreign currency forward contracts and swaps, generally for periods up to 12 months, intended to hedge foreign currency transaction risk and local currency denominated balance sheet exposures. These contracts include, to varying degrees, elements of market risk. We enter into these contracts to lock in the exchange rates for future foreign currency transactions and balance sheet balances, which is intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in local currencies. While these contracts are intended to reduce the effects of fluctuations in foreign currency exchange rates, our hedging strategy does not mitigate the longer-term impacts of changes to foreign exchange rates.
Currency risk on our income tax expense arises as we are generally required to file our tax returns in the local currency for each particular country in which we have operations. Exchange rate volatility between the relevant local currency and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses in local currency for statutory financial statement purposes. While our hedging program is designed to mitigate currency risk vis-à-vis the U.S. dollar, we remain subject to taxable foreign exchange impacts in our translated local currency financial results relevant for tax reporting purposes. In addition, we earn revenues and incur expenses in foreign currencies as part of our global operations. As a result, we are also exposed to foreign currency exchange transaction risk, such that fluctuations in currency exchange rates may significantly impact the amount of translated U.S. dollars required for expenses incurred in other currencies or received from non-U.S. dollar revenues.
The table below presents the notional amounts (the U.S. dollar equivalent amounts of the foreign currency buy/sell contracts at hedge rates), weighted average exchange rates by expected (contractual) maturity dates, and the fair values of our outstanding foreign currency forward contracts and swaps at December 31, 2024. These notional amounts are used to calculate the contractual payments to be exchanged under the contracts. At December 31, 2024, we had foreign currency contracts and swaps covering various currencies in an aggregate notional amount of $748.0 million (December 31, 2023 — $700.4 million). These contracts had a fair value net unrealized loss of $18.5 million at December 31, 2024 (December 31, 2023 — $6.5 million net unrealized gain), resulting from fluctuations in foreign exchange rates between the contract execution and year-end date.

At December 31, 2024, we had foreign currency forward contracts and swaps to trade U.S. dollars in exchange for the following currencies:

	Expected Maturity Date
	2025	2026	2027 and thereafter	Total	Fair Value Gain (Loss) (in millions)
Currency Forward and Swap Agreements*
(Contract amounts in millions)
Receive C$/Pay U.S.$
Contract amount	$210.2	$—	$—	$210.2	$(12.1)
Average exchange rate	0.72
Receive Thai Baht/Pay U.S.$
Contract amount	$185.8	—	—	$185.8	$(2.8)
Average exchange rate	0.03
Receive Malaysian Ringgit/Pay U.S.$
Contract amount	$79.8	—	—	$79.8	(0.4)
Average exchange rate	0.23
Receive Mexican Peso/Pay U.S.$
Contract amount	$94.6	—	—	$94.6	(3.8)
Average exchange rate	0.05
Pay British Pound Sterling/Receive U.S.$
Contract amount	$2.6	—	—	$2.6	$0.2
Average exchange rate	1.29
Receive Chinese Renminbi/Pay U.S.$
Contract amount	$44.2	—	—	$44.2	$(1.6)
Average exchange rate	0.14
Pay Euro/Receive U.S.$
Contract amount	$43.3	—	—	$43.3	$3.8
Average exchange rate	1.08
Receive Romanian Leu/Pay U.S.$
Contract amount	$45.9	—	—	$45.9	$(1.7)
Average exchange rate	0.22
Receive Singapore Dollar/Pay U.S.$
Contract amount	$32.4	—	—	$32.4	$(0.8)
Average exchange rate	0.76
Pay Japanese Yen/Receive U.S.$
Contract amount	$6.8	—	—	$6.8	$0.4
Average exchange rate	0.007
Pay Korean Won/Receive U.S.$
Contract amount	$2.4	—	—	$2.4	$0.3
Average exchange rate	0.001
Total	$748.0	$—	$—	$748.0	$(18.5)
* Average exchange rate represents the U.S. dollar equivalent of one unit of the foreign currency, weighted based on the notional amounts of the underlying foreign currency forward and swap contracts outstanding as at December 31, 2024.
Interest Rate Risk
    Borrowings under the Credit Facility bear interest at specified rates, plus specified margins. See note 11 to the 2024 AFS included herein. Our borrowings under this facility at December 31, 2024 totaled $741.2 million, comprised of amounts outstanding under our Term Loans, and other than ordinary course letters of credit, no amounts outstanding under the Revolver. These borrowings expose us to interest rate risk due to the potential variability in market interest rates. Assuming our outstanding aggregate borrowings under the Credit Facility as at December 31, 2024 as described above (December 31, 2023 — aggregate outstanding borrowings of $608.9 million), and without accounting for the interest rate swap agreements described below, a one-percentage point increase in applicable interest rates would increase our interest expense by $7.4 million annually (December 31, 2023 — an increase of $6.1 million annually). Including the impact of interest rate swap agreements outstanding as of December 31, 2024, a one-percentage point increase in relevant interest rates would increase interest expense, based on the outstanding borrowings under the Credit Facility at December 31, 2024, by $4.1 million annually (December 31, 2023 — $2.8 million).
As of December 31, 2024, we had interest rate swaps hedging the interest rate risk associated with $130.0 million of our Term A Loan borrowings and $200.0 million of our Term B Loan borrowings. At December 31, 2024, the interest rate risk related to $411.2 million of borrowings under the Credit Facility was unhedged, consisting of unhedged amounts outstanding under the New Term Loans and no amounts outstanding (other than ordinary course letters of credit) under the Revolver (December 31, 2023 — $278.9 million, consisting of unhedged amounts under the Initial Term Loan and the Incremental Term Loan and no amounts outstanding (other than ordinary course letters of credit) under the Revolver).
See Item 7, MD&A — "Liquidity — Cash requirements — TRS" for a description of our TRS Agreement. Interest payments on our TRS Agreement are based on a variable interest rate and the counterparty's Common Share purchase costs. Based on the counterparty's Common Share purchase costs at December 31, 2024, a 1% increase in the applicable interest rate would have resulted in an insignificant increase in interest expense in 2024. Also see "Equity Price Risk" below.
Equity Price Risk
See Item 7, MD&A — "Liquidity — Cash requirements — TRS" for a description of our TRS Agreement. If the value of the TRS (as defined in the TRS Agreement) decreases over the agreement's term, we are obligated to pay the counterparty the amount of such decrease upon Settlement. If the price of our Common Shares decreased by 10% (assuming Settlement on December 31, 2024), we would not have been obligated to pay any amount to the counterparty (assuming Settlement on December 31, 2023 — no payment obligation).
Credit and Counterparty Risk
Management monitors the institutions that hold our cash and cash equivalents. Management's emphasis is primarily on safety of principal. Management, in its discretion, has diversified our cash and cash equivalents among banking institutions to adjust our exposure to levels they deem acceptable with respect to any one of these entities. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure that access to these holdings will not be impacted by adverse conditions in the financial markets, or that third party institutions will retain acceptable credit ratings or investment practices.
Cash balances held at banking institutions in the U.S. with which we do business may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While management monitors the cash balances in these bank accounts, such cash balances could be impacted if the underlying banks were to become insolvent or could be subject to other adverse conditions in the financial markets.
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a financial loss to us. We believe our risk of counterparty non-performance continues to be relatively low. We are in regular contact with our customers, suppliers and logistics providers, and to date have not experienced significant counterparty credit-related non-performance. However, if a key supplier (or any company within such supplier's supply chain) or customer experiences financial difficulties or fails to comply with their contractual obligations, this could result in a significant financial loss to us. We would also suffer a significant financial loss if an institution from which we purchased foreign exchange contracts or swaps, interest rate swaps or annuities for our pension plans, or the counterparty to our TRS Agreement defaults on their contractual obligations (with respect to pension obligations, we retain ultimate responsibility for the payment of benefits to plan participants unless and until such pension plans are wound-up). With respect to our financial market activities, we have adopted a policy of dealing only with counterparties we deem to be creditworthy to help mitigate the risk of financial loss from defaults. We monitor the credit risk of the counterparties with whom we conduct business, through a combined process of credit rating reviews and portfolio reviews. We also provide unsecured credit to our customers in the normal course of business. From time to time, we extend the payment terms applicable to certain customers and/or provide longer payment terms when deemed commercially reasonable. Longer payment terms could adversely impact our working capital requirements, and increase our financial exposure and credit risk. We attempt to mitigate customer credit risk by monitoring our customers' financial condition and performing ongoing credit evaluations as appropriate. In certain instances, we obtain letters of credit or other forms of security from our customers. We may also purchase credit insurance from a financial institution to reduce our credit exposure to certain customers. We consider credit risk in determining our allowance for credit losses, and we believe that such allowance, as adjusted from time to time, is adequate. We assess the financial stability and liquidity of our customers to identify customers we believe to be at greatest risk of default. We also monitor, and/or develop plans intended to mitigate any identified exposures. No significant adjustments were made to our allowance for credit losses in the last three years in connection with our ongoing assessments and monitoring activities.
Commodity Price Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the products we manufacture. These components are impacted by global pricing pressures, general economic conditions, market conditions, geopolitical issues, weather, changes in tariff rates, and other factors which are neither predictable nor within our control. While generally we have been able to offset inflation and other changes in the costs of key operating resources through price increases, productivity improvements, greater economies of scale, supplier negotiations and global sourcing initiatives, there can be no assurance that we will be able to continue to do so in the future. We do not engage in hedging activities for commodity price risk. Competitive conditions may limit our pricing flexibility, and macroeconomic conditions may make additional price increases imprudent. Increases in commodity prices that we cannot recover from our customers would adversely impact our operating results. We are also exposed to fluctuations in transportation costs, which may increase based on freight carrier capacity and fuel prices. We manage transportation costs by optimizing logistics and supply chain planning. We continue to invest in supply chain initiatives to address industry-wide capacity challenges.
Item 8.    Financial Statements and Supplementary Data
The following financial statements have been filed as part of this Annual Report:
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
    Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures:
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act) designed to ensure that information we are required to disclose in the reports that we file or submit under the U.S. Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the U.S. Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

 Management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective to meet the requirements of Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act.
 A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Due to inherent limitations in all such systems, no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.
Management's annual report on internal control over financial reporting:
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
KPMG LLP, Chartered Professional Accountants, the independent registered public accounting firm that audited the 2024 AFS included in this Annual Report, has issued an attestation report on our internal control over financial reporting, which report appears on page F-2 of this Annual Report.
Changes in internal control over financial reporting:
We did not identify any change in our internal control over financial reporting in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the U.S. Exchange Act that occurred during 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.
Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the 2025 Proxy Statement for the 2025 Annual and Special Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

We have adopted insider trading policies and procedures applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2025 Proxy Statement for the 2025 Annual and Special Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2025 Proxy Statement for the 2025 Annual and Special Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2025 Proxy Statement for the 2025 Annual and Special Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the 2025 Proxy Statement for the 2025 Annual and Special Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Part IV
Item 15.    Exhibits and Financial Statement Schedules
1.    Financial Statements:
The following financial statements have been filed as part of this Annual Report:

2.    Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts — Years Ended December 31

Other schedules are omitted because they are either not applicable or not required or the information is presented in the 2024 AFS or notes thereto.

Reserve for excess and obsolete inventory (in millions):	Balance at beginning of period	Additions and adjustments charged to operations	Write-offs	Balance at end of period
Year Ended December 31, 2024	$105.1	$49.0	$(34.5)	$119.6
Year Ended December 31, 2023	$71.1	$59.9	$(25.9)	$105.1
Year Ended December 31, 2022	$49.4	$32.1	$(10.4)	$71.1

Valuation allowance for deferred taxes (in millions):	Balance at beginning of period	Additions charged to costs and expenses	Additions/ (Reductions) charged to other accounts	Reductions charged to costs and expenses	Balance at end of period
Year Ended December 31, 2024	$381.1	$17.4	$(4.1)	$(8.4)	$386.0
Year Ended December 31, 2023	$400.7	$21.3	$2.3	$(43.2)	$381.1
Year Ended December 31, 2022	$436.2	$6.5	$(6.7)	$(35.3)	$400.7

3.    Exhibits

The following exhibits have been filed as part of this Annual Report:

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Certificate and Restated Articles of Incorporation effective April 25, 2024	6-K	001-14832	April 25, 2024	99.2
3.2	Certificate and Articles of Amendment, effective April 25, 2024	6-K	001-14832	April 25, 2024	99.1
3.3	Amended and Restated By-law No. 1	6-K	001-14832	February 28, 2024	99.3
3.4	By-law No. 2	8-K	001-14832	January 31, 2025	3.1
4.1	See Certificate and Restated Articles of Incorporation identified in Exhibit 3.1
4.2	Form of Common Share Certificate	6-K	001-14832	April 25, 2024	99.3
4.3	Description of Securities					X
10.1	Amended Executive Employment Agreement between the Company and Robert A. Mionis, dated July 25, 2024*†					X
10.2	Form of Executive Officer Offer Letter (U.S.)*					X
10.3	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of January 29, 2014*	6-K	001-14832	July 9, 2014	99.1
10.4	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of July 22, 2015*	6-K	001-14832	July 29, 2015	99.1
10.5	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of October 19, 2015*	20-F	001-14832	March 7, 2016	4.5
10.6	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of October 19, 2016*	20-F	001-14832	March 13, 2017	4.7
10.7	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of July 25, 2024*					X
10.8	Amended and Restated Celestica Share Unit Plan as of January 29, 2014*	6-K	001-14832	July 9, 2014	99.2
10.9	Amended and Restated Celestica Share Unit Plan as of July 22, 2015*	6-K	001-14832	July 29, 2015	99.2
10.10	Amended and Restated Celestica Share Unit Plan as of October 19, 2015*	20-F	001-14832	March 7, 2016	4.8
10.11	Amended and Restated Celestica Share Unit Plan as of July 25, 2024*					X
10.12	Form of Long-Term Incentive Plan and Share Unit Plan Grant Notice (RSU)*					X
10.13	Form of Long-Term Incentive Plan and Share Unit Plan Grant Notice (PSU)*					X
10.14	Directors' Share Compensation Plan (2008)*	SC TO-I	005-55523	October 29, 2012	(d)(3)
10.15	Directors' Share Compensation Plan, amended and restated as of July 25, 2013*	20-F	001-14832	March 14, 2014	4.16

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.
10.16	Directors' Share Compensation Plan, amended and restated as of January 1, 2016*	20-F	001-14832	March 7, 2016	4.22
10.17	Directors' Share Compensation Plan, amended and restated as of January 1, 2019*	20-F	001-14832	March 11, 2019	4.27
10.18	Revolving Trade Receivables Purchase Agreement, dated as of March 6, 2020, among Celestica LLC, Celestica Holdings Pte Ltd., Celestica Hong Kong Ltd., Celestica (Romania) S.R.L., Celestica Japan KK, Celestica Oregon LLC, Celestica Precision Machining Ltd., Celestica Electronics (M.) Sdn. Bhd, and Celestica International LP, as Sellers, Celestica Inc., as Servicer, and Credit Agricole Corporate and Investment Bank, New York Branch and Credit Agricole Corporate and Investment Bank (Canada Branch), as Purchasers	20-F	001-14832	March 16, 2020	4.22
10.19	First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of February 4, 2022, among Celestica LLC, Celestica Holdings Pte Ltd., Celestica Hong Kong Ltd., Celestica (Romania) S.R.L., Celestica Japan KK, Celestica Oregon LLC, Celestica Electronics (M.) Sdn. Bhd, Celestica Precision Machining Ltd., and Celestica International LP, as Sellers, Celestica Inc., as Servicer, and Credit Agricole Corporate and Investment Bank, New York Branch and Credit Agricole Corporate and Investment Bank (Canada Branch), as Purchasers	20-F	001-14832	March 14, 2022	4.24
10.20	Second Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 27, 2022, among Celestica LLC, Celestica Holdings Pte Ltd., Celestica Hong Kong Ltd., Celestica (Romania) S.R.L., Celestica Japan KK, Celestica Oregon LLC, Celestica Electronics (M.) Sdn. Bhd, Celestica Precision Machining Ltd., and Celestica International LP, as Sellers, Celestica Inc., as Servicer, and Credit Agricole Corporate and Investment Bank, New York Branch and Credit Agricole Corporate and Investment Bank (Canada Branch), as Purchasers	20-F	001-14832	March 13, 2023	4.21

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.
10.21	Amended and Restated Credit Agreement, dated as of June 20, 2024, made by and among Celestica Inc., an Ontario corporation, Celestica International LP, an Ontario limited partnership, and Celestica (USA) Inc., a Delaware corporation, as Borrowers, certain subsidiaries of Celestica Inc. from time to time party thereto, as Guarantors, each Lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C issuer†	6-K	001-14832	June 25, 2024	99.1
19.1	Insider Trading Policy					X
21.1	Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Principal Executive Officer Certification pursuant to Rule 13(a)-14(a)					X
31.2	Principal Financial Officer Certification pursuant to Rule 13(a)-14(a)					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code**					X
97.1	Clawback Policy	20-F	001-14832	March 11, 2024	97.1
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101					X
____________________________________
*    Management contract or compensatory plan
**    Will not be deemed "filed" for purposes of Section 18 of the U.S. Exchange Act, or otherwise subject to the liability of Section 18 of the U.S. Exchange Act, and will not be incorporated by reference into any filing under the U.S. Securities Act, or the U.S. Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†    Certain portions of this exhibit have been omitted because they are both: (i) not material; and (ii) of the type that the registrant treats as private or confidential.

Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELESTICA INC.
By:	/s/ Douglas Parker
Douglas Parker
Chief Legal Officer and Corporate Secretary
Date: March 3, 2025
POWER OF ATTORNEY
We, the undersigned directors and officers of Celestica Inc., hereby severally constitute Douglas Parker and Mandeep Chawla, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert A. Mionis	Director, President and Chief Executive Officer	March 3, 2025
Robert A. Mionis	(Principal Executive Officer)

/s/ Mandeep Chawla	Chief Financial Officer	March 3, 2025
Mandeep Chawla	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael M. Wilson	Chair of the Board and Director	March 3, 2025
Michael M. Wilson

/s/ Kulvinder (Kelly) Ahuja	Director	March 3, 2025
Kulvinder (Kelly) Ahuja

/s/ Robert A. Cascella	Director	March 3, 2025
Robert A. Cascella

/s/ Françoise Colpron	Director	March 3, 2025
Françoise Colpron

/s/ Jill Kale	Director	March 3, 2025
Jill Kale

/s/ Amar Maletira	Director	March 3, 2025
Amar Maletira

/s/ Luis A. Müller	Director	March 3, 2025
Luis A. Müller

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Celestica Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, Chartered Professional Accountants, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, as stated in their report appearing on page F-2.

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Celestica Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Celestica Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Toronto, Canada February 28, 2025	/s/ KPMG LLP Chartered Professional Accountants, Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Celestica Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Celestica Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of goodwill for the capital equipment reporting unit
As discussed in Note 2(j) to the consolidated financial statements, goodwill is tested for impairment on an annual basis, during the fourth quarter of each year, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is typically measured using a discounted cash flow analysis. As discussed in Note 8 to the consolidated financial statements, as of December 31, 2024, the Company's consolidated goodwill balance was $340.5 million, of which the goodwill associated with the capital equipment reporting unit was $131.0 million.
We identified the valuation of goodwill for the capital equipment reporting unit as a critical audit matter. Subjective and challenging auditor judgement was required to evaluate certain assumptions in the impairment model used in the Company’s estimate of the fair value of the capital equipment reporting unit. Specifically, certain assumptions used to estimate the fair value were challenging to assess, as minor changes to the future revenue growth rate, profitability, and the discount rate assumptions could have had a significant effect on the fair value and resulting impairment conclusion.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the review of the future revenue growth rate, profitability, and the discount rate assumptions used in the impairment model. We assessed the Company’s future revenue growth rates and profitability by comparing them to the underlying forecast, evidence of future customer demand, industry reports and historical results. We compared the Company’s historical revenue and profitability forecasts of the capital equipment reporting unit to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in the evaluation of the discount rate, by comparing the Company's inputs to the discount rate to publicly available data for comparable entities, independently developing a range of discount rates and comparing those to the Company's discount rate.

Toronto, Canada February 28, 2025	/s/ KPMG LLP Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company's auditor since 1997.

CELESTICA INC.
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

	Note	December 31 2024	December 31 2023
Assets
Current assets:
Cash and cash equivalents	19	$423.3	$370.4
Accounts receivable, net	4 & 19	2,069.0	1,795.7
Inventories	5	1,760.6	2,104.3
Income taxes receivable		8.5	11.9
Other current assets	19	250.8	228.3
Total current assets		4,512.2	4,510.6
Property, plant and equipment, net	6	537.2	524.0
Operating lease right-of-use assets	7	124.4	107.8
Goodwill	8	340.5	321.7
Intangible assets	8	308.0	318.3
Deferred income taxes	18	87.7	57.0
Other non-current assets	9	78.2	51.1
Total assets		$5,988.2	$5,890.5
Liabilities and Equity
Current liabilities:
Current portion of borrowings under credit facility and finance lease obligations	11	$26.5	$27.0
Accounts payable		1,294.8	1,298.2
Accrued and other current liabilities	19	1,586.7	1,810.6
Income taxes payable	18	93.5	64.3
Current portion of provisions	10	19.9	20.4
Total current liabilities		3,021.4	3,220.5
Long-term portion of borrowings under credit facility and finance lease obligations	11	770.2	648.3
Pension and non-pension post-employment benefit obligations	17	83.8	83.9
Long-term portion of provisions and other non-current liabilities	10	167.4	124.6
Deferred income taxes	18	49.4	42.2
Total liabilities		4,092.2	4,119.5
Equity:
Capital stock	12	1,632.8	1,672.5
Treasury stock	12	(92.9)	(80.1)
Additional paid-in capital		797.5	1,030.6
Accumulated deficit		(423.8)	(851.8)
Accumulated other comprehensive loss	13	(17.6)	(0.2)
Total equity		1,896.0	1,771.0
Total liabilities and equity		$5,988.2	$5,890.5
Commitments, contingencies and guarantees (note 21)

Signed on behalf of the Board of Directors
[Signed] Michael M. Wilson, Director

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions of U.S. dollars, except per share amounts)

		Year ended December 31
	Note	2024	2023	2022

Revenue		$9,646.0	$7,961.0	$7,250.0
Cost of sales	5	8,612.3	7,206.9	6,600.3
Gross profit		1,033.7	754.1	649.7
Selling, general and administrative expenses		293.5	303.2	267.3
Research and development		78.0	60.9	46.3
Amortization of intangible assets	8	43.5	39.6	40.1
Restructuring and other charges, net of recoveries	14	19.4	12.1	6.7
Earnings from operations		599.3	338.3	289.3
Finance costs		52.1	78.9	51.7
Miscellaneous expense (income)	15	15.0	(46.6)	(1.5)
Earnings before income taxes		532.2	306.0	239.1
Income tax expense (recovery)	18
Current		136.1	65.2	86.9
Deferred		(31.9)	(3.6)	(27.9)
		104.2	61.6	59.0
Net earnings		$428.0	$244.4	$180.1

Earnings per share:
Basic		$3.62	$2.03	$1.46
Diluted		$3.61	$2.03	$1.46

Weighted-average shares used in computing per share amounts (in millions)
Basic	20	118.1	120.1	123.5
Diluted	20	118.7	120.3	123.6

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

		Year ended December 31
	Note	2024	2023	2022

Net earnings		$428.0	$244.4	$180.1

Other comprehensive income (loss), net of tax	13
Gains (losses) related to defined benefit pension and non-pension post-employment benefit plans	17	(2.0)	(8.9)	26.2
Currency translation differences for foreign operations	13	(7.4)	(3.4)	(6.7)
Unrealized loss on currency forward derivative hedges	13	(9.4)	—	—
Unrealized gain on interest rate swap derivative hedges	13	1.4	—	—
Total other comprehensive income (loss), net of tax		$(17.4)	$(12.3)	$19.5

Total comprehensive income		$410.6	$232.1	$199.6

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions of U.S. dollars)

	Note	Capital stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)(a)	Total equity
Balance — December 31, 2021		$1,764.5	$(48.9)	$1,029.8	$(1,276.3)	$(7.4)	$1,461.7
Capital transactions:	12
Issuance of capital stock		0.7	—	(0.5)	—	—	0.2
Repurchase of capital stock for cancellation (b)		(50.3)	(1.8)	25.0	—	—	(27.1)
Purchase of treasury stock for stock-based plans (c)		—	(11.1)	—	—	—	(11.1)
Stock-based compensation (SBC)		—	43.3	9.3	—	—	52.6
Total comprehensive income:
Net earnings for 2022		—	—	—	180.1	—	180.1
Other comprehensive income		—	—	—	—	19.5	19.5
Balance — December 31, 2022		$1,714.9	$(18.5)	$1,063.6	$(1,096.2)	$12.1	$1,675.9
Capital transactions:	12
Issuance of capital stock(d)		0.6	—	(0.3)	—	—	0.3
Repurchase of capital stock for cancellation(e)		(43.0)	1.8	2.9	—	—	(38.3)
Purchase of treasury stock for stock-based plans(f)		—	(89.8)	—	—	—	(89.8)
SBC cash settlement		—	—	(66.7)	—	—	(66.7)
SBC		—	26.4	31.1	—	—	57.5
Total comprehensive income:
Net earnings for 2023		—	—	—	244.4	—	244.4
Other comprehensive loss		—	—	—	—	(12.3)	(12.3)
Balance — December 31, 2023		$1,672.5	$(80.1)	$1,030.6	$(851.8)	$(0.2)	$1,771.0
Capital transactions:	12
Issuance of capital stock		5.7	—	(1.8)	—	—	3.9
Repurchase of capital stock for cancellation(g)		(45.4)	—	(106.7)	—	—	(152.1)
Purchase of treasury stock for stock-based plans(h)		—	(112.1)	—	—	—	(112.1)
SBC cash settlement		—	—	(84.6)	—	—	(84.6)
SBC		—	99.3	(40.0)	—	—	59.3
Total comprehensive income:
Net earnings for 2024		—	—	—	428.0	—	428.0
Other comprehensive loss		—	—	—	—	(17.4)	(17.4)
Balance — December 31, 2024		$1,632.8	$(92.9)	$797.5	$(423.8)	$(17.6)	$1,896.0
(a)Accumulated other comprehensive income (loss) is net of tax. See note 13.
(b)    Consists of $34.6 paid to repurchase common shares for cancellation in 2022, offset in part by the reversal of the $7.5 accrued as of December 31, 2021 for the estimated contractual maximum quantity of permitted common shares repurchases (Contractual Maximum Quantity) under an automatic share purchase plan (ASPP) executed in December 2021 for such purpose. See note 12.
(c)    Consists of $44.9 paid to repurchase common shares for delivery obligations under our SBC plans in 2022, offset in part by the reversal of the $33.8 accrued as of December 31, 2021 for the Contractual Maximum Quantity under an ASPP executed in December 2021 for such purpose. See note 12.
(d)    In 2023, we issued 18.6 million common shares upon conversion of an equivalent number of our multiple voting shares, with nil impact on our aggregate capital stock amount. See note 12.
(e)    Consists of $35.6 paid to repurchase common shares for cancellation in 2023 and $2.7 accrued at December 31, 2023 for the estimated Contractual Maximum Quantity under an ASPP executed in December 2023 for such purpose (2023 NCIB Accrual). See note 12.
(f)    Consists of $82.3 paid to repurchase common shares for delivery obligations under our SBC plans in 2023 and $7.5 accrued at December 31, 2023 for the estimated Contractual Maximum Quantity under an ASPP executed in September 2023 for such purpose (2023 SBC Accrual). See note 12.
(g)    Consists of $152.0 paid to repurchase common shares for cancellation in 2024 and $2.8 accrued at December 31, 2024 for share buyback taxes, offset in part by the reversal of 2023 NCIB Accrual. See note 12.
(h)    Consists of $119.6 paid to repurchase common shares for delivery obligations under our SBC plans in 2024, offset in part by the reversal of 2023 SBC Accrual. See note 12.

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)

		Year ended December 31
Cash provided by (used in):	Note	2024	2023	2022
Operating activities:
Net earnings		$428.0	$244.4	$180.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization		151.9	130.8	115.9
SBC	12	57.4	55.6	51.0
Total return swap (TRS) fair value adjustments	12	(91.0)	(45.6)	—
Restructuring and other charges	14	5.9	1.6	0.9
Unrealized losses (gains) on hedge derivatives		13.2	6.3	(33.3)
Deferred income taxes		(31.9)	(3.6)	(27.9)
Other		11.1	(2.2)	(5.3)
Changes in non-cash working capital items:
Accounts receivable		(270.7)	(402.2)	(133.3)
Inventories		343.7	245.1	(717.2)
Other current assets		45.1	8.6	(51.2)
Accounts payable, accrued and other current liabilities, provisions and income taxes payable		(188.8)	87.4	831.4
Net cash provided by operating activities		473.9	326.2	211.1

Investing activities:
Cash paid for business acquisition, net of cash required	3	(36.1)	—	—
Purchase of computer software and property, plant and equipment		(170.9)	(125.1)	(109.0)
Proceeds from sale of assets		2.9	2.7	0.1
Other		(8.4)	—	—
Net cash used in investing activities		(212.5)	(122.4)	(108.9)

Financing activities:
Borrowings under revolving loans	11	798.0	891.0	1,235.0
Repayments under revolving loans	11	(798.0)	(891.0)	(1,235.0)
Borrowing under term loans	11	750.0	—	—
Repayments under term loans	11	(617.7)	(18.3)	(33.2)
Principal payments of finance leases		(9.7)	(9.9)	(8.4)
Proceeds from issuance of capital stock	12	3.9	0.3	0.2
Repurchase of capital stock for cancellation	12	(152.0)	(35.6)	(34.6)
Purchase of treasury stock for stock-based plans	12	(119.6)	(82.3)	(44.9)
Proceeds from TRS settlement	19	32.3	5.0	—
SBC cash settlement	12	(84.6)	(66.7)	—
Debt issuance costs paid		(11.1)	(0.4)	(0.8)
Net cash used in financing activities		(208.5)	(207.9)	(121.7)

Net increase (decrease) in cash and cash equivalents		52.9	(4.1)	(19.5)
Cash and cash equivalents, beginning of year		370.4	374.5	394.0
Cash and cash equivalents, end of year		$423.3	$370.4	$374.5

Supplemental disclosure information:
Interest paid		$52.9	$68.8	$52.9
Net income taxes paid		$106.3	$78.4	$65.1
Non-cash investing activity:
Unpaid purchases of property, plant and equipment at end of period		$29.7	$52.5	$23.6

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

1.    REPORTING ENTITY:

Celestica Inc. (referred to herein as Celestica, the Company, we, us, or our) is incorporated in Ontario with its corporate headquarters located in Toronto, Ontario, Canada. Celestica’s subordinate voting shares (SVS) were re-designated as common shares (Common Shares) effective April 25, 2024 (see note 12), and are listed as such on the Toronto Stock Exchange (TSX) and the New York Stock Exchange (NYSE). We refer to our common equity as Common Shares for all periods presented herein. Our operating and reportable segments consist of our Advanced Technology Solutions (ATS) segment and our Connectivity & Cloud Solutions (CCS) segment. See note 22 for further detail regarding segment information.

2.    BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES:

Basis of preparation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Functional and presentation currency:

The consolidated financial statements are presented in United States (U.S.) dollars, which is also Celestica's functional currency. Unless otherwise noted, all financial information is presented in millions of U.S. dollars (except percentages and per share/per unit amounts).

Use of estimates and judgments:
The preparation of financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies, the reported amounts of assets, liabilities, revenue and expenses, and related disclosures with respect to contingent assets and liabilities. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances. The economic environment also impacts certain estimates and discount rates necessary to prepare our consolidated financial statements, including significant estimates and discount rates applicable to the determination of the fair values used in the impairment testing of our non-financial assets. Our assessment of these factors forms the basis for our judgments on the carrying values of our assets and liabilities, and the accrual of our costs and expenses. Actual results could differ materially from our estimates and assumptions. We review our estimates and underlying assumptions on an ongoing basis and make revisions as determined necessary by management. Revisions are recognized in the period in which the estimates are revised and may also impact future periods.

Our review of the estimates, judgments and assumptions used in the preparation of our financial statements for 2024 included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, impairments to our assets or our reporting units, any of which could have a material impact on our financial performance and financial condition.

On February 1, 2025, the President of the United States issued three executive orders directing the U.S. to impose new tariffs on imports originating from Canada, Mexico and China. On February 3, 2025, the U.S. announced that the implementation of tariffs on Canada and Mexico would be paused for 30 days. Our review of the estimates, judgments and assumptions also included consideration of the potential impacts of these tariffs, including with respect to the determination of whether indicators of impairment existed for our reporting units.

Key sources of estimation uncertainty and judgment: We have applied significant estimates, judgments and assumptions in the following areas which we believe could have a significant impact on our reported results and financial position: our determination of the timing of revenue recognition; whether events or changes in circumstances are indicators

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

that an impairment review of our assets or reporting units should be conducted; the measurement of our reporting units' fair value using market participant assumptions, which includes estimating future growth, profitability, and discount and terminal growth rates; and the allocation of the purchase price and other valuations related to our business acquisitions.

    We describe our use of judgment and estimation uncertainties in greater detail in the accounting policies described under “Significant Accounting Policies” below.

Recently adopted accounting pronouncements:

In December 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (Topic 848), which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. ASC 848 provides relief for companies preparing for the discontinuation of interest rates, such as LIBOR. The adoption of the guidance during the second quarter of 2023 had no material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The impact of our adoption of the guidance in 2024 is reflected in note 22.

Recently issued accounting pronouncements not yet adopted:

In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements — Codification Amendments in Response to the U.S. Securities and Exchange Commission’s Disclosure Update and Simplification Initiative, which amends disclosure guidance over an entity’s accounting policy related to derivative instruments, material prior period adjustments upon a change in a reporting entity, earnings-per-share, encumbered assets, unused lines of credit and unfunded commitments, and liquidation preferences of preferred stock. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose disaggregated information about certain costs and expenses in the notes to their financial statements. The objective of this update is to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general and administrative expenses (SG&A), and research and development expenses. The update mandates that entities present a tabular disclosure of each relevant expense caption on the face of the income statement, disaggregated into specified categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other significant expenses. This enhanced disclosure aims to improve the transparency and decision-usefulness of financial statements for investors and other users. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted.

We are currently evaluating the impact that the updated standards will have on our financial statement disclosures. We believe that other recently issued accounting standards will either not have a material impact on the consolidated financial statements or will not apply to our operations.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies below have been applied consistently to all periods presented in these consolidated financial statements.

(a)     Basis of measurement:

These consolidated financial statements have been prepared on the going concern basis, primarily on the historical cost basis. Other measurement bases, where used, are described in the applicable notes.

(b)    Basis of consolidation:

These consolidated financial statements include our subsidiaries, all of which are wholly owned. Any subsidiaries that are formed or acquired during the year are consolidated from their respective dates of formation or acquisition. Inter-company transactions and balances are eliminated on consolidation. Some of our subsidiaries are considered variable interest entities (VIEs) as they do not have sufficient equity at risk to finance their activities without additional financial support. Such VIEs are consolidated as we are their primary beneficiary. Subsidiaries that are not considered VIEs are consolidated as we own, directly or indirectly, a controlling interest in the entities. We perform an assessment at inception and regularly reevaluate whether the legal entity is a VIE and whether we continue to be the primary beneficiary.

(c)    Business combinations and goodwill:

We use the acquisition method to account for any business combinations. All identifiable assets acquired and liabilities assumed, including contingent assets and liabilities are recorded at fair value on our consolidated balance sheet as of the acquisition date.

Goodwill represents the excess of the consideration transferred for the acquisition over the net of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed. Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. We do not amortize goodwill. Goodwill is tested at least annually for impairment, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (see note 2(j)).

Contingent consideration is also recorded at fair value on our consolidated balance sheet as of the acquisition date. We record subsequent changes in the fair value of contingent consideration that is classified as a liability from the date of acquisition to the settlement date in our consolidated statement of operations. We expense integration costs (for the establishment of business processes, infrastructure and information systems for acquired operations) and acquisition-related consulting and transaction costs as incurred in our consolidated statement of operations.

We use judgment to determine the estimates used to value identifiable assets acquired, liabilities assumed, and the fair value of contingent consideration and other potential obligations, if applicable, at the acquisition date. We may engage third parties to determine the fair value of certain inventory, property, plant and equipment and intangible assets. We use estimates to determine cash flow projections, including the period of expected future benefit, future growth and discount rates, among other factors, to value intangible assets and contingent consideration. The fair value of acquired tangible assets are measured by applying the market, cost or replacement cost, or income approach (using discounted cash flows and forecasts by management), as appropriate. The fair value of acquired intangible assets are measured by applying the income approach using a discounted cash flow model and forecasts based on management's estimates and assumptions.

(d)    Foreign currency translation:

The majority of our subsidiaries have a U.S. dollar functional currency, which represents the currency of the primary economic environment in which they operate. For these subsidiaries, we translate: (i) monetary assets and liabilities denominated in foreign currencies into U.S. dollars at the period-end exchange rates; (ii) non-monetary assets and liabilities denominated in foreign currencies into U.S. dollars at historic rates; and (iii) revenue and expenses denominated in foreign currencies into U.S. dollars at the average exchange rates prevailing during the month of the transaction. Exchange gains and

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

losses also arise on the settlement of foreign-currency denominated transactions. We recognize foreign currency differences arising on translation in our consolidated statement of operations.

Upon consolidation, for our subsidiaries with a non-U.S. dollar functional currency, we translate assets and liabilities denominated in foreign currencies into U.S. dollars using the period-end exchange rates, and we translate revenue and expenses into U.S. dollars at the average exchange rates prevailing during the month of the transaction. We defer gains and losses arising from the translation of these operations in the foreign currency translation account included in accumulated other comprehensive income (loss) (OCI). For these subsidiaries, we translate foreign currency transactions into the relevant non-U.S. dollar functional currency using the exchange rate prevailing during the month of the transaction for revenues and expenses, and the exchange rate as at period end for the translation of these foreign currency denominated monetary assets and liabilities, and such gains and losses arising from these translations are recorded in the statement of operations in their non-U.S. dollar functional currency before translation into U.S. dollar for consolidation purposes.

(e)    Cash and cash equivalents:

Cash and cash equivalents include cash on account and short-term investments in money market funds with original maturities of three months or less. The short-term investments are purchased with the intention of generating earnings in the near term and therefore are classified as trading with changes in fair value recognized in our consolidated statement of operations. We expense transaction costs related to short-term investments classified as trading as incurred in our consolidated statement of operations. These instruments are subject to an insignificant risk of change in fair value over their terms and, as a result, we carry cash and cash equivalents at cost.

(f)    Inventories:

We procure inventory and manufacture products based on specific customer orders and forecasts, and value our inventory at the lower of cost (on a first-in, first-out basis) and net realizable value. The cost of our finished goods and work in progress includes direct materials, labor and overhead. All direct and indirect costs related to inventories are capitalized as incurred and are subsequently recorded in cost of sales in the consolidated statement of operations at the time inventories are sold. We determine the net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

At the end of each reporting period, we perform assessments and record inventory write-downs if actual market conditions or demand for our products or services are less favorable than originally projected. The determination of net realizable value involves significant management judgment and estimation. When estimating the net realizable value of our inventory, we consider factors such as shrinkage, the aging of and future demand for the inventory, and contractual arrangements with customers. We attempt to utilize excess inventory in other products we manufacture or return such inventory to the relevant suppliers or customers. We use future sales volume forecasts to estimate excess inventory on-hand. A change to these assumptions may impact our inventory valuation and our gross margins.

(g)    Property, plant and equipment (PP&E):

We carry PP&E at cost less accumulated depreciation and accumulated impairment losses. Cost consists of expenditures necessarily incurred to bringing the asset to the condition and location necessary for its intended use. We capitalize the cost of an asset when the economic benefits associated with that asset are probable and when the cost can be measured reliably. We capitalize the costs of major renovations and we write-off the carrying amount of replaced assets. We expense all other maintenance and repair costs in our consolidated statement of operations as incurred. We do not depreciate land. We recognize depreciation expense on a straight-line basis over the estimated useful life of the asset as follows:

Buildings	Up to 40 years
Building/leasehold improvements	Up to 40 years or if shorter, term of lease
Machinery and equipment	3 to 15 years
Finance lease right-of-use (ROU) assets	Lesser of the lease term and the useful life of the leased asset

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

We estimate the useful life of PP&E based on the nature of the asset, historical experience, expected changes in technology, and the expected duration of related customer programs. When major components of an asset have a significantly different useful life than their primary asset, the components are accounted for and depreciated separately. We review our estimates of residual values, useful lives and the methods of depreciation annually at year-end and, if required, adjust them prospectively. We determine gains and losses on the disposal or retirement of PP&E by comparing the proceeds from disposal with the carrying amount of the asset and we recognize these gains and losses in our consolidated statement of operations in the period of disposal or retirement. Also, see note 2(j).

(h)    Leases:

We are the lessee of land, buildings and machinery. We determine if an arrangement is a lease at inception. An arrangement is a lease or contains a lease when (i) there is an identified asset, and (ii) the Company has the right to control the use of the identified asset. Operating leases are included in operating lease ROU assets, accrued and other current liabilities and long-term portion of provisions and other non-current liabilities on our consolidated balance sheet. Finance leases are included in PP&E, current portion of borrowings under credit facility and finance lease obligations and long-term portion of borrowings under credit facility and finance lease obligations on our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate (taking country specific risks into consideration) based on the information available at commencement date in determining the present value of lease payments. The ROU assets also include any initial direct costs, lease payments made at or before lease commencement and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Variable lease payments are generally expensed as incurred, including certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

For operating leases, the lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales or selling, general & administrative expenses (SG&A), primarily based on the nature and use of the asset, in our consolidated statement of operations. Depreciation of finance lease ROU assets is included in cost of sales or SG&A in our consolidated statement of operations, primarily based on the nature and use of the asset, and we record interest expense (included in finance costs) over the lease term on the lease liability recognized at lease commencement.

We elected the practical expedient, for each class of underlying asset, to not separate lease and non-lease components, as such non-lease components are included in the calculation of the ROU assets and lease liabilities and included in the lease expense over the term of the lease. We also elected to apply the portfolio approach and used a single discount rate for a portfolio of leases with reasonably similar characteristics.

We elected not to recognize ROU assets and lease liabilities for short-term leases (defined as leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that we are reasonably certain to exercise). We recognize lease expense for these leases on a straight-line basis over the lease term.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(i)    Intangible assets:

We record acquired intangible assets on our consolidated balance sheet at cost less accumulated amortization and accumulated impairment losses, if any. We capitalize acquired intangible assets when the economic benefits associated with the asset are probable and when the cost can be measured reliably. We estimate the useful life of acquired intangible assets based on the nature of the asset, historical experience and the projected period of expected future economic benefits to be provided by the asset. We amortize these assets on a straight-line basis over their estimated useful lives as follows:

Intellectual property	3 to 5 years
Other intangible assets	4 to 15 years
Computer software assets	1 to 10 years

Intellectual property assets consist primarily of certain acquired non-patented intellectual property and process technology. Other intangible assets consist primarily of customer relationships and contract intangibles. Computer software assets consist primarily of software licenses. We review our estimates of residual values, useful lives and the methods of amortization annually at year end and, if required, adjust for these prospectively.

(j)    Impairment of goodwill, intangible assets, PP&E, and operating lease ROU assets:

Impairment of goodwill:

For purposes of impairment testing, we allocate goodwill to a reporting unit, which is an operating segment or one level below an operating segment (component), that we expect will benefit from the related acquisition. Goodwill is tested for impairment on an annual basis, during the fourth quarter to correspond with our annual planning cycle (Annual Impairment Assessment), and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if we determine that it is more likely than not that the reporting unit’s fair value is less than its carrying value (including goodwill), then we perform a quantitative assessment, otherwise no further analysis is required.

Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is typically measured using a discounted cash flow analysis. Certain of these approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy (see 2(q)) and require management to make various judgmental assumptions about revenue growth rates, operating margins, and discount rates which consider our plan for the following year, our three-year strategic plan, and other financial projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market conditions and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. If the carrying amount of any reporting unit exceeds its fair value, we will record an impairment loss based on the difference. The impairment loss will be limited to the amount of goodwill allocated to that reporting unit. We do not reverse impairment losses in future periods.

Impairment of long-lived assets:

Long-lived assets, including PP&E, operating lease ROU assets and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (asset group). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying amount of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amount of the asset group. Fair value may be determined using a market approach or income approach and is based on management’s assumptions, including future

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

revenue and cash flow projections. Circumstances that may lead to impairment of long-lived assets include reduced expectations for future performance or industry demand and possible further restructurings, among others. We do not reverse impairment losses in future periods.

(k)    Provisions:

We recognize a provision for obligations arising from past events when the amount can be reasonably estimated and it is probable that an outflow of resources will be required to settle an obligation. The nature and type of provisions vary and management judgment is required to determine the extent of an obligation and whether the outflow of resources is probable. At the end of each reporting period, we evaluate the appropriateness of the remaining balances. We may be required to adjust recorded amounts to reflect actual experience or changes in estimates for future periods.

Restructuring:

We incur restructuring charges relating to workforce reductions, site consolidations, and costs associated with businesses we are downsizing or exiting. Our restructuring charges include employee severance and benefit costs, consultant costs, gains, losses or impairments related to owned sites and equipment we no longer use and which are available for sale, and costs or impairments related to leased sites and equipment we no longer use.

The recognition of restructuring charges requires management to make certain judgments and estimates regarding the nature, timing and amounts associated with our restructuring actions. Our assumptions include the timing of employee terminations, the measurement of termination costs, any anticipated sublease recoveries from exited sites, the timing of dispositions, and the estimated fair values less costs of disposal for assets we no longer use and which are available for sale. We develop detailed plans and record termination costs in the period that employees are informed of their termination. For owned sites and equipment that are no longer in use and are available for sale, we recognize an impairment loss based on their estimated fair value less costs of disposal, with estimated fair value based on market prices for similar assets. We may engage third parties to assist in the determination of the estimated fair values less costs of disposal for these assets. For leased sites that we intend to exit in connection with restructuring activities, we assess the recoverability of our ROU assets, and write down such assets (recorded as restructuring charges) if the carrying value exceeds any estimated sublease recoveries. To estimate future sublease recoveries, we may engage independent brokers to determine the estimated tenant rents we can expect to realize. At the end of each reporting period, we evaluate the appropriateness of our restructuring charges and balances. We may be required to adjust recorded amounts to reflect actual experience or changes in estimates for future periods. See note 14(a).

Legal and other contingencies:

In the normal course of our operations, we may be subject to lawsuits, investigations and other claims, including, but not limited to, environmental, labor, product, customer disputes, and other matters. The filing of a suit or formal assertion of a claim does not automatically trigger a requirement to record a provision. We record a provision for loss contingencies, including legal claims, based on management’s estimate of the probable outcome. Judgment is required when there is a range of possible outcomes. Management considers the degree of probability of the outcome and the ability to make a reasonable estimate of the loss. A provision is recorded at the most likely outcome within a range, or at the low end of the range if no amount within the range is a better estimate than another. We may also use third party advisors in making our determination. The ultimate outcome, including the amount and timing of any payments required, may vary significantly from our original estimates. Potential material legal and other material contingent obligations that have not been recognized as provisions, as the outcome is remote or not probable, or the amount cannot be reliably estimated, are disclosed as contingent liabilities. See note 21.

Warranty:

We offer product and service warranties to our customers. We record a provision for future warranty costs based on management’s estimate of probable claims under these warranties. In determining the amount of the provision, we consider several factors including the terms of the warranty (which vary by customer, product or service), the current volume of products sold or services rendered during the warranty period, and historical warranty information. We review and adjust these estimates as necessary to reflect our experience and new information. The amount and aging of our provision will vary

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

depending on various factors including the length of the warranty offered, the remaining life of the warranty and the extent and timing of warranty claims. We classify the portion of our warranty provision for which payment is expected in the next 12 months as current, and the remainder as non-current.

(l)    Employee benefits:

Pension and non-pension post-employment benefits:

We classify pension and non-pension post-employment benefits as either defined contribution plans or defined benefit plans.

Under defined contribution plans, our obligation is to make a fixed contribution to a separate entity. The related investment risk is borne by the employee. We recognize our obligations to make contributions to defined contribution plans as an employee benefit expense in our consolidated statement of operations in the period the employee services are rendered.

Under defined benefit plans, our obligation is to provide an agreed-upon benefit to specified plan participants. We remain exposed to both actuarial and investment risks with respect to defined benefit plans. Our obligation is actuarially determined using the projected unit credit method for pension post-employment benefits and the unit credit with service prorated actuarial cost method for non-pension post-employment benefits, based on service and management’s estimates. Actuarial valuations require management to make judgments and estimates relating to salary escalation, compensation levels at the time of retirement, retirement ages, the discount rate used in measuring the net interest on the net defined benefit asset or liability, and expected healthcare costs (as applicable). These actuarial assumptions could change from period-to-period and actual results could differ materially from the estimates originally made by management. We evaluate our assumptions on a regular basis, taking into consideration current market conditions and historical data. For purposes of determining the expected return on plan assets, we utilize a fair market value approach. Market-driven changes may affect the actual rate of return on plan assets compared to our assumptions, as well as our discount rates and other variables which could cause actual results to differ materially from our estimates. Changes in assumptions could impact our defined benefit pension plan valuations and our future defined benefit pension expense and required funding.

The over-funded or under-funded status of defined benefit pension and other post-retirement plans are recognized as an asset or a liability, respectively, on our consolidated balance sheet. Actuarial gains or losses in excess of 10% of the projected benefit obligation are recognized as a component of OCI, net of tax and subsequently amortized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. If all or almost all of a plan’s participants are inactive, the average remaining life expectancy of the inactive participants is used instead of average remaining service period. In the case of a pension plan buy-out and a planned subsequent wind-up, a shorter period (other than applying the above minimum amortization method) may be used for accelerated amortization of previously accumulated actuarial gains or losses on annuity purchases, as deemed appropriate based on the specific plan requirements, on a plan-by-plan basis.

We amortize prior service costs or credits arising from retroactive plan amendments as a component of net periodic pension cost in our consolidated statement of operations. Curtailment gains or losses may arise from significant changes to a plan. We record total curtailment gains or losses in our consolidated statement of operations when the curtailment occurs.

To mitigate the actuarial and investment risks of our defined benefit pension plans, we from time-to-time purchase annuities (using existing plan assets) from third party insurance companies for certain, or all, plan participants. The purchase of annuities by the pension plan substantially hedges the financial risks associated with the related pension obligations. When we purchase annuities from insurance companies on behalf of applicable plan participants with the intention of winding-up the relevant plan in the future (with the expectation of transferring the annuities to the individual plan members), the insurance company assumes responsibility for the payment of benefits to the relevant plan participants once the wind-up is complete. Settlement accounting is applied to the purchase of the annuities and the loss (if any) is recorded in miscellaneous expense (income) in our consolidated statement of operations. In addition, both the pension assets and liabilities will be removed from our consolidated balance sheet once the wind-up of the plan is complete. When insurance policies are purchased on behalf of, and held by the pension plan, plan assets have been segregated and restricted to provide benefits to plan participants and we would retain the pension assets and liabilities on our consolidated balance sheet. Our annuity

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

purchases have resulted (and future annuity purchases may result) in settlement losses that are recognized from OCI to earnings, net of tax in our consolidated statement of operations, when the settlement occurs.

Stock-based compensation (SBC):

We generally grant restricted share units (RSUs) and performance share units (PSUs), and from time to time grant stock options, to employees under our SBC plans. Stock options and RSUs vest in installments over the vesting period. Stock options generally vest one-quarter per year over a four-year period, and RSUs generally vest one-third per year over a three-year period. We treat each installment under a grant of stock options and RSUs as a separate grant in determining the compensation expense. PSUs vest at the end of their respective terms, generally three years from the grant date, to the extent that specified performance conditions have been met. We estimate forfeitures at the time of grant and revise these estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Any revisions are recognized on our consolidated statements of operations such that the cumulative expense reflects the revised estimate.

We may grant stock options to employees under our Long-Term Incentive Plan (LTIP). We may grant RSUs and PSUs to employees under either our LTIP or our Celestica Share Unit Plan (CSUP). Under the CSUP, we may settle vested awards (in our discretion) with Common Shares purchased in the open market (on a one-for-one basis) or with cash. Under the LTIP, we may (at the time of grant) authorize the grantees to elect to settle vested awards in either cash or Common Shares issued from treasury (up to a specified limit) or purchased in the open market (in either case on a one-for-one basis). Absent such permitted election for LTIP grants, we intend to settle all employee RSUs and PSUs under the LTIP and CSUP in Common Shares (net of withholding taxes). As a result, we account for these share unit awards as equity-settled awards.

Stock options:

Stock options are exercisable for Common Shares. We recognize the grant date fair value of stock options granted to employees as compensation expense in our consolidated statement of operations, with a corresponding charge to additional paid-in capital on our consolidated balance sheet, over the vesting period. We adjust compensation expense to reflect the estimated number of options we expect to vest at the end of the vesting period. When options are exercised, we credit the proceeds to capital stock on our consolidated balance sheet. We measure the fair value of stock options using the Black-Scholes option pricing model. Measurement inputs include the price of our Common Shares on the grant date, the exercise price of the stock option, and our estimates of the following: expected price volatility of our Common Shares (based on weighted average historic volatility), weighted average expected life of the stock option (based on historical experience and general option-holder behavior), and the risk-free interest rate.

RSUs:

The cost we record for RSUs is based on the market value of our Common Shares at the time of grant. We amortize the cost of RSUs to compensation expense in our consolidated statement of operations, with a corresponding charge to additional paid-in capital on our consolidated balance sheet, over the vesting period.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

PSUs:

The number of PSUs that will actually vest varies from 0% to 200% of a target amount granted. For PSUs granted in 2022, the number of PSUs that vested or will vest are based on the level of achievement of a pre-determined non-market performance measurement in the final year of the three-year performance period, subject to modification by each of a separate pre-determined non-market financial target, and our relative total shareholder return (TSR), a market performance condition, compared to a pre-defined group of companies, over the three-year performance period. Commencing in 2023, the number of PSUs that will vest are based on the level of achievement of a different pre-determined non-market performance measurement, subject to modification by our relative TSR compared to a pre-defined group of companies, in each case over the three-year performance period. The cost we record for PSUs is based on our estimate of the outcome of the applicable performance conditions. The grant date fair value of the non-TSR-based performance measurement and modifier (where applicable) is based on the market value of our Common Shares at the time of grant and is subject to adjustment in subsequent periods to reflect changes in the estimated level of achievement related to the applicable performance condition. The grant date fair value of the TSR modifier is based on a Monte Carlo simulation model. We recognize compensation expense in our consolidated statement of operations on a straight-line basis over the requisite service period and we reduce this expense for the estimated PSU awards that are not expected to vest because the employment conditions are not expected to be satisfied.

Deferred Share Units (DSUs):

The compensation of our directors is comprised of annual Board and Board Chair retainer fees, annual standing Board committee Chair retainer fees (where applicable), and travel fees (collectively, Annual Fees) payable in quarterly installments in arrears**. Directors must elect to receive 0%, 25% or 50% of their Annual Fees in cash, with the balance in DSUs, until such director satisfies the requirements of the Company's Director Share Ownership Guidelines. Once a director has satisfied such requirements, the director may then elect to receive 0%, 25% or 50% of their Annual Fees in cash, with the balance either in DSUs or in RSUs (if no election is made, 100% of such director's Annual Fees will be paid in DSUs). The number of DSUs or RSUs we grant is determined by dividing the elected percentage of the dollar value of the Annual Fees earned in the quarter by the closing price of our Common Shares on the NYSE on the last business day of such quarter (in the case of DSUs) or the trading day preceding the date of grant (in the case of RSUs). Each DSU represents the right to receive one common share or an equivalent value in cash (at the discretion of the Company) after the individual ceases to serve as a director, and is neither an employee of the Company, nor a director or employee of any corporation that does not deal at arm's length with the Company (Retires). DSUs granted to directors may be settled with Common Shares purchased in the open market, or with cash. We intend to settle DSU awards with Common Shares. RSUs granted to directors vest ratably over a three-year period and are governed by the terms of our LTIP. Each vested RSU entitles the holder thereof to one common share; however, if permitted by the Company under the terms of the grant, a director may elect to receive a payment of cash in lieu of Common Shares. Absent such permitted election, we intend to settle these RSU awards with Common Shares. We account for DSUs and RSUs granted to directors as equity-settled awards. Unvested RSUs vest immediately on the date the director Retires. We expense the cost of director compensation through SG&A in our consolidated statement of operations in the period the services are rendered.

** Prior to September 3, 2023, we were party to a services agreement (Services Agreement) with Onex Corporation (Onex), our then-controlling shareholder, for the services of Mr. Tawfiq Popatia, an officer of Onex, as a director of Celestica, pursuant to which Onex received compensation for such services. The Services Agreement terminated automatically on September 3, 2023. Mr. Popatia resigned from our Board on September 3, 2023. Onex’s outstanding DSUs were settled in October 2023. See notes 12 and 16.

(m)    Income taxes:

Our income tax expense for each reporting period is comprised of current and deferred income taxes. Current income taxes and deferred income taxes are recognized in our consolidated statement of operations, except to the extent that they relate to items recognized in OCI or directly in equity, in which case they are recognized in OCI or directly in equity, respectively.

In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain until we resolve it with the relevant tax authority, which may take many years. The final tax outcome of these matters may be different from the estimates management originally made in determining our tax provision. Management periodically evaluates the positions taken in our tax returns where applicable tax rules are subject to interpretation. We establish

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

provisions related to tax uncertainties where appropriate, based on our estimate of the amount that ultimately will be paid to or received from the tax authorities. We recognize accrued interest and penalties relating to tax uncertainties in current income tax expense. The various judgments and estimates used by management in establishing provisions related to tax uncertainties can significantly affect the amounts we recognize in our consolidated financial statements.

We use the asset and liability method of accounting for deferred income taxes. Under this method, we recognize deferred income tax assets and liabilities for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases, and on unused tax losses and tax credit carryforwards. We measure deferred income taxes using tax rates and laws that have been enacted at the reporting date and that we expect will apply when the related deferred income tax asset is realized, or the deferred income tax liability is settled. Deferred tax assets are recognized in full and a valuation allowance is separately recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized based on management’s estimates that future taxable profit will be available against which the deductible temporary differences as well as unused tax losses and tax credit carryforwards can be utilized. Estimates of future taxable profit in different tax jurisdictions are an area of estimation uncertainty. We review our deferred income tax assets for realizability at each reporting date. We recognize the effect of a change in income tax rates in the period of enactment.

Deferred taxes are recognized for temporary differences arising on the initial recognition of an acquired asset or liability. We do not recognize deferred income taxes if they arise from the initial recognition of goodwill. We also do not recognize deferred income taxes on temporary differences relating to investments in subsidiaries to the extent that it is essentially permanent in duration, unless it becomes apparent that the difference will reverse in the foreseeable future.

During each period, we record current income tax expense or recovery based on taxable income earned or loss incurred in each tax jurisdiction where we operate, and for any adjustments to taxes payable in respect of previous years, using tax laws that are enacted at the balance sheet date.

(n)    Derivatives and hedge accounting:

    We enter into foreign exchange derivatives, interest rate swap and total return swap (TRS) contracts to hedge the cash flow risk associated with forecasted transactions that we consider to be highly probable, including those in foreign currencies, and to hedge foreign-currency denominated balances. We use estimates to forecast future cash flows and the future financial position of monetary assets or liabilities denominated in foreign currencies. We enter into interest rate swap agreements to mitigate the interest rate risk on a portion of our term loan borrowings. We are party to a TRS agreement (TRS Agreement) to manage our cash flow requirements and exposure to fluctuations in the share price of the Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans.

Derivative instruments are reported in other current and non-current assets or other current and non-current liabilities at fair value. We value our derivative assets and liabilities based on inputs that are either readily available in public markets or derived from information available in public markets. The inputs we use include discount rates, forward exchange rates, interest rate yield curves and volatility, the share price of our Common Shares, and credit risk adjustments. Changes in these inputs can cause significant volatility in the fair value of our financial instruments.

We do not enter into derivative contracts for speculative purposes. Starting January 2024, we link all derivatives to specific assets and liabilities on our consolidated balance sheet or forecasted transactions and we record the gain or loss from these derivatives in the same line item where the underlying exposures are recognized in our consolidated statement of operations. Cash receipts and cash payments related to these derivatives are recorded in the same category as the cash flows from the hedged items on the consolidated statement of cash flows. See note 19 for detail.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

We apply hedge accounting to those hedge relationships that are considered effective. At the inception of a hedging relationship, we formally document the relationship between our hedging instrument and the hedged item, as well as our risk management objectives and strategy for undertaking the various hedge transactions. Management performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivatives in offsetting changes in the cash flows of the hedged items. Subsequent revisions in estimates of future cash flow forecasts, if significant, may result in the discontinuation of hedge accounting for that hedge. The majority of our derivative assets and liabilities arise from the foreign currency forward and swap contracts and interest rate swaps that we designate as cash flow hedges. In a cash flow hedge, we defer the changes in the fair value of the hedging derivative in accumulated OCI (AOCI) until we recognize the hedged transaction in our consolidated statement of operations. For hedging instruments that we discontinue before the end of the original hedge term, we amortize the unrealized hedge gain or loss in AOCI to our consolidated statement of operations over the remaining term of the hedging relationship or when the hedged item is recognized in net income, if this occurs prior to the end of the original term of the hedging relationship. If the hedged item ceases to exist before the end of the original hedge term, we recognize the unrealized hedge gain or loss in AOCI immediately in our consolidated statement of operations. For our current foreign currency forward and swap cash flow hedges, the majority of the underlying expenses we hedge are for inventory, labor and facility costs, which are included in cost of sales in our consolidated statement of operations. For our interest rate swap agreements, the underlying interest expenses that we hedge are included in finance costs in our consolidated statement of operations. Derivatives that are not effective hedges for accounting purposes are marked to market each period, resulting in a gain or loss in our consolidated statement of operations.

(o)    Impairment of financial assets:

We review financial assets for impairment at each reporting date. Financial assets are deemed to be impaired when objective evidence resulting from one or more events subsequent to the initial recognition of the asset indicates the estimated future cash flows of the asset have decreased. We use a current expected credit loss model in determining our allowance for credit losses as it relates to trade receivables, contract assets under ASC 606, Revenue from Contracts with Customers, and other financial assets. Our allowance is based on historical experience, and includes consideration of the aging of the balances, the customer's creditworthiness, current economic conditions, expectation of bankruptcies, and political and economic volatility in the markets/location of our customers, among other factors. We measure an impairment loss as the excess of the carrying amount over the present value of the estimated future cash flows discounted using the financial asset’s original discount rate, and we recognize this loss in our consolidated statement of operations. A financial asset is written-off or written-down to its net realizable value as soon as it is determined to be impaired. We adjust previous write-downs to reflect changes in estimates or actual experience.

(p)    Revenue:

We derive the majority of our revenue from the sale of electronic products we manufacture and services we provide to customer specifications. In determining when to recognize revenue, and in what amount, we apply the following steps in accordance with ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We assess whether control of a product or services promised under a contract is transferred to the customer at a point-in-time or over time as the product is being manufactured or the services are being provided.

Our contracts with customers may include certain forms of variable consideration such as cost of materials adjustments, committed and other periodic price reductions and other rebates. We include an estimate of variable consideration when determining the transaction price and the appropriate amount of revenue to be recognized. This estimate is limited to an amount which will not result in a significant reversal of revenue in a future period. Factors considered in our estimate of variable consideration are the potential amount subject to these contract provisions, historical experience and other relevant facts and circumstances.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the event that more than one performance obligation is identified in a contract, we are required to allocate a portion of the transaction price to each performance obligation. This allocation would generally be based on the relative standalone price of each performance obligation, which most often would represent the price at which we would sell similar goods or services separately. As most of our contracts have an expected duration of one

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

year or less, we have applied the optional exemption such that specified disclosures pertaining to remaining performance obligations are not required.

We recognize revenue from the sale of products and services rendered when our performance obligations have been satisfied or when the associated control over the products has passed to the customer and no material uncertainties remain as to the collection of our receivables. Where the products are custom-made to meet a customer's specific requirements, and such customer is obligated to compensate us for the work performed to date, we recognize revenue over time as production progresses to completion, or as services are rendered. We generally estimate revenue for our work in progress based on costs incurred to date plus a reasonable profit margin for eligible products for which we do not have alternative uses. For other contracts that do not qualify for revenue recognition over time, we recognize revenue at a point in time where control is passed to the customer, which is generally upon shipment when no further performance obligation remains except for our standard manufacturing or service warranties. We apply significant estimates, judgment and assumptions in interpreting our customer contracts, determining the timing of revenue recognition and measuring work in progress. As our invoices are typically issued at the time of the delivery of final products to the customers, the earlier recognition of revenue on certain custom-made products has resulted in unbilled contract assets which we include in A/R on our consolidated balance sheet.

Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by us from a customer, are excluded from revenue.

(q) Fair value measurement:

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels within the fair value hierarchy, based on the reliability of inputs, are as follows:

•     Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•     Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly (i.e. prices) or indirectly (i.e. derived from prices); and
•    Level 3 inputs are inputs for the asset or liability that are not based on observable market data (i.e. unobservable inputs).

3.    ACQUISITION:

On April 26, 2024, we completed the acquisition of 100% of the interests of NCS Global Services LLC (NCS), a U.S.-based IT infrastructure and asset management business, for a purchase price of $39.6. The purchase price was funded with the revolving portion of our credit facility (see note 11). The NCS acquisition agreement also includes a potential earn-out of up to $20 if certain adjusted earnings before interest, taxes, depreciation and amortization targets are achieved during the period from May 2024 to April 2025. We estimated the fair value of such potential earn-out to be $6.6 at the date of acquisition. We recorded purchase consideration of $46.2 for the fair value of the acquired assets (including $3.5 of cash) and liabilities at the date of acquisition on our consolidated balance sheet.

Details of our final purchase price allocation for the NCS acquisition are as follows:

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Cash and cash equivalents	$3.5
Accounts receivable and other current assets	3.0
Right-of-use (ROU) assets	5.2
Property, plant and equipment	0.4
Computer software assets and intellectual property	1.3
Customer and brand intangible assets	28.6
Goodwill (see note 8)	19.4
Accounts payable and accrued liabilities	(2.5)
Lease liabilities	(5.2)
Deferred income tax liabilities	(7.5)
$46.2
We engaged third-party consultants to provide valuations of acquired intangible assets and the potential earn-out. The valuation of the intangible assets and the potential earn-out was primarily based on the income approach using a discounted cash flow model and forecasts based on management's subjective estimates and assumptions. Various Level 2 and 3 data inputs of the fair value measurement hierarchy (defined in note 2(q)) were used in the valuation of the foregoing assets.

Newly-recognized customer intangible assets from the acquisition is amortized on a straight line basis over an estimated useful life of 10 years. As a result, our amortization of intangible assets will increase by approximately $3 annually. Goodwill from the acquisition arose primarily from expected synergies from the combination of our operations. Such goodwill is attributable to our CCS segment and is not tax deductible.

Had the acquisition occurred on January 1, 2024, NCS would have contributed an immaterial amount to our revenue and net earnings.
We recorded acquisition costs of $1.6 in 2024 related to our acquisition of NCS. See note 14 for all acquisition costs incurred in 2022, 2023 and 2024.

4.    ACCOUNTS RECEIVABLE, NET:

Allowance for credit losses:

We use a current expected credit loss model in determining our allowance for credit losses. Our allowance is based on historical experience, and includes consideration of the aging of the balances, the customer's creditworthiness, current economic conditions, expectations of bankruptcies, and political and economic volatility in the markets/location of our customers, among other factors. Accounts receivable was recorded net of allowance of $10.1 at December 31, 2024 (December 31, 2023 — $8.4).

A/R sales program and supplier financing programs (SFPs):

We are party to an A/R sales program agreement with a third-party bank to sell up to $450.0 in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon 3 months’ prior notice, or by the bank upon specified defaults. We are required to comply with covenants, including those relating to the fulfillment of payment obligations and restrictions on the sale, assignment or creation of liens, with respect to A/R sold under this agreement. At December 31, 2024 and December 31, 2023, we were in compliance with these covenants. Under our A/R sales program, we continue to collect cash from our customers and remit amounts collected to the bank weekly.

As of December 31, 2024, we participate in three customer SFPs, one with a CCS segment customer and two with ATS segment customers. Pursuant to the SFPs, we sell A/R from the relevant customer to third-party banks on an uncommitted basis. The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. We utilize the SFPs to substantially offset the effect of extended payment terms required by these

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

customers on our working capital for the period. Under our SFPs, the third-party banks collect the relevant receivables directly from the customers.

At December 31, 2024, we sold nil of A/R (December 31, 2023 — nil) under our A/R sales program and nil of A/R (December 31, 2023 — $18.6) under our SFPs.

    The A/R sold under each of these programs are de-recognized from our A/R balance at the time of sale, and the proceeds are reflected as cash provided by operating activities in our consolidated statement of cash flows. Upon sale, we assign the rights to the A/R to the banks. A/R are sold net of discount charges, which are recorded as finance costs in our consolidated statement of operations. Aggregated discount charges incurred on both of these programs was $1.2 in 2024 (2023 — $16.3; 2022 — $10.8).
Contract assets:
A contract asset is recognized when we have recognized revenue but have not yet billed the customer. For performance obligations satisfied at a point in time, revenue recognition occurs at the point the customer is billed and the resulting asset is recorded in A/R. For performance obligations satisfied over time as work progresses, we have an unconditional right to payment, which results in the recognition of contract assets. We anticipate that substantially all contract assets will be invoiced in the following quarter due to the short-term nature of the manufacturing cycle. At December 31, 2024, our A/R balance included $237.9 (December 31, 2023 — $250.8) of contract assets recognized as revenue in accordance with our revenue recognition accounting policy.

5.    INVENTORIES:

The components of inventories, net of applicable net realizable value write-downs, were as follows:

	December 31
	2024	2023
Raw materials	$1,521.1	$1,883.7
Work in progress	106.6	93.6
Finished goods	132.9	127.0
	$1,760.6	$2,104.3

We recorded inventory write-downs of $49.0 in cost of sales in 2024 (2023 — $59.9; 2022 — $32.1). The accounting treatment of inventories destroyed in a fire event in June 2022 is described in note 14. We regularly review the estimates and assumptions we use to value our inventory through analysis of historical performance, current conditions and future expectations.

Contract liabilities

    A contract liability is recognized when we have an obligation to transfer goods or services to a customer for which we have received consideration (or an amount of consideration is due) from the customer. We receive cash deposits from certain of our customers primarily to reduce risks related to excess and/or obsolete inventory. Our customer cash deposit balance fluctuates depending on the levels of inventory we have been asked to procure by certain customers, or as we utilize the inventory in production. At December 31, 2024, our accrued and other current liabilities included $511.6 (December 31, 2023 — $904.8) of cash deposits.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

6.    PP&E, NET:
    PP&E are comprised of the following:

	December 31
	2024	2023
Land	$32.9	$33.7
Buildings including improvements	488.7	402.2
Machinery and equipment	912.5	917.9
Finance lease ROU assets	98.1	94.7
	$1,532.2	$1,448.5
Less: accumulated amortization	(995.0)	(924.5)
PP&E, net	$537.2	$524.0

Depreciation expense of PP&E was $108.3 in 2024 (2023 — $91.1; 2022 — $75.8). In each of 2024, 2023 and 2022, depreciation expense of PP&E was split approximately evenly between our two segments.

We review the carrying amount of PP&E for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of an asset or asset groups may not be recoverable. We did not identify any triggering event during the course of 2022 through 2024 indicating that the carrying amount of such asset or asset groups may not be recoverable.

7.    LEASES:
    The components of lease expense were as follows:

	Year ended December 31
	2024	2023	2022
Finance lease expense:
Amortization of ROU assets (i)	$7.6	$7.4	$6.6
Interest on lease obligations (ii)	3.4	3.7	3.7
Operating lease expense (i)	40.0	35.4	33.0
Short-term lease expense and variable lease expense (i)	2.1	1.8	2.4
Total	$53.1	$48.3	$45.7
(i)    Recorded within either cost of sales or SG&A on the consolidated statement of operations based on the nature of the leased assets.
(ii)    Recorded within finance costs on the consolidated statement of operations.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

    Other information related to leases was as follows:

	December 31
	2024	2023
ROU assets:
Operating lease ROU assets	$124.4	$107.8
Finance lease ROU assets (included in PP&E, net)	56.4	62.2
Total ROU assets	$180.8	$170.0

Current portion of lease obligations:
Operating lease liability (included in accrued and other current liabilities)	$25.7	$25.1
Finance lease liability (included in current portion of borrowings under credit facility and finance lease obligations)	9.9	9.6
Long-term portion of lease obligations:
Operating lease liability (included in long-term portion of provisions and other non-current liabilities)	109.4	83.4
Finance lease liability (included in long-term portion of borrowings under credit facility and finance lease obligations)	51.8	58.4
Total lease obligations	$196.8	$176.5

Weighted-average remaining lease term (in years):
Operating leases	7.1	6.7
Finance leases	7.6	8.4

Weighted-average discount rates:
Operating leases	7.3%	6.9%
Finance leases	5.4%	5.2%

	Year ended December 31
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$37.9	$34.7	$33.9
Operating cash flows used for finance leases	$3.4	$3.7	$3.7
Financing cash flows used for finance leases	$9.7	$9.9	$8.4

ROU assets obtained in exchange for lease obligations:
Operating leases	$52.5	$53.7	$37.0
Finance leases	$—	$—	$29.7

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Future minimum lease payments required under non-cancellable leases at December 31, 2024, were as follows:

	Operating leases	Finance leases
2025	$34.6	$12.6
2026	29.0	12.2
2027	20.8	10.9
2028	18.3	9.4
2029	17.2	9.6
Thereafter	52.6	26.7
Total minimum lease payments	$172.5	$81.4
Less: imputed interest	(37.4)	(13.2)
Less: leases that have not yet commenced (a)	—	(6.5)
Total lease liabilities	$135.1	$61.7
(a)     We are committed to lease certain space located in Richardson, Texas (Texas Lease) from April 2027 to March 2032. The rental amounts for Texas Lease ($0.9 in 2027; $1.3 in 2028, $1.3 in 2029 and $3.0 thereafter) were not recognized as liabilities as of December 31, 2024 because the lease had not yet commenced.

8.    GOODWILL AND INTANGIBLE ASSETS:

The following tables show the carrying amounts of goodwill and intangible assets:

	December 31, 2024
	Cost	Accumulated Amortization and Impairment	Carrying Amount
Goodwill	$395.9	$55.4	$340.5

Intellectual property	$112.0	$111.4	$0.6
Other intangible assets	693.9	403.6	290.3
Computer software assets	313.3	296.2	17.1
	$1,119.2	$811.2	$308.0

	December 31, 2023
	Cost	Accumulated Amortization and Impairment	Carrying Amount
Goodwill	$377.1	$55.4	$321.7

Intellectual property	$111.3	$111.3	$—
Other intangible assets	672.3	371.9	300.4
Computer software assets	310.8	292.9	17.9
	$1,094.4	$776.1	$318.3

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

The following table details the changes to the carrying amount of goodwill for the years indicated:

	Year ended December 31
	2024	2023
Opening balance	$321.7	$321.8
Acquisitions through business combinations (see note 3)	19.4	—
Foreign exchange	(0.6)	(0.1)
Ending balance	$340.5	$321.7

Other intangible assets are amortized over a weighted-average estimated useful life of 12.2 years. Computer software assets are amortized over a weighted-average estimated useful life of 8.4 years. Estimated amortization expenses of intangible assets for each of the five succeeding fiscal years and thereafter are as follows:

2025	$43.2
2026	43.4
2027	41.8
2028	37.7
2029	36.3
Thereafter	105.6
$308.0

We evaluate goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. No triggering events occurred during 2022, 2023 or 2024. In addition to an assessment of triggering events during the year, we also conduct an Annual Impairment Assessment of goodwill during the fourth quarter of each year. We recorded no impairment charges against goodwill or intangible assets as a result of our 2022, 2023 or 2024 Annual Impairment Assessments because the fair value of each one of the reporting units exceeded its respective carrying value.

At December 31, 2024, our goodwill balance consists of the following:

	Reportable Segment	Amount
Capital Equipment reporting unit:	ATS
Goodwill attributable to acquisition of Impakt Holdings, LLC in November 2018		$111.5
Goodwill attributable to prior acquisitions		19.5
Aerospace and Defense (A&D) reporting unit:	ATS
Goodwill attributable to acquisition of Atrenne Integrated Solutions, Inc. in April 2018		62.6
Goodwill attributable to prior acquisitions		3.7
PCI Private Limited (PCI) reporting unit: Goodwill attributable to acquisition of PCI in November 2021	ATS	123.8
NCS reporting unit: Goodwill attributable to acquisition of NCS in April 2024 (see note 3)	CCS	19.4
		$340.5

The process of determining the fair value of our reporting units is subjective and requires management to exercise significant judgement in estimating our future revenue growth, profitability and discount rate assumptions, among other factors. The assumptions we used for revenue growth and for each of the reporting unit margins were based on projections over a 5-year period and a perpetual growth rate of 2% thereafter (reflecting long-term inflation guidance). Future growth in revenue and margins for these reporting units is supported by new business awarded recently, customer forecasts, assumptions for additional future program wins based on our current revenue pipeline, margin improvements based on restructuring actions implemented and external industry outlooks. The discount rates for all of our reporting units considers our weighed average cost of capital as well as market interest rate changes. In addition, assumptions for our 2024 Annual

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Impairment Assessment for: (i) our Capital Equipment reporting unit include expected continued stable market demand in the near term with strong business growth over the long term; (ii) our A&D reporting unit include expected demand increases in line with industry expectations; and (iii) our PCI reporting unit include expected demand improvements from various customers and benefits from our continued execution of synergistic programs.

    Future events and changing market conditions may impact our assumptions as to prices, costs or other factors that may result in changes to our estimates of future cash flows. Failure to realize the assumed revenues at an appropriate profit margin of a reporting unit could result in impairment losses in such reporting unit in future periods.

9.    OTHER NON-CURRENT ASSETS:

Other non-current assets are comprised of the following:

		December 31
	Note	2024	2023
Net pension assets	17	$10.0	$7.9
Land rights		6.6	6.9
Deferred investment costs		23.2	9.3
Deferred financing costs		3.3	0.7
Interest rate swap derivative	19	—	11.0
Equity investments		9.7	—
Other		25.4	15.3
		$78.2	$51.1

10.    PROVISIONS:
Our provisions primarily include restructuring and warranty provisions (described in note 2(k)). We include details of our restructuring provision in note 14(a). The following charts detail the changes in our provisions:

	Restructuring	Warranty
Balance — December 31, 2023	$3.6	$43.6
Provisions, net of reversal of prior year provisions	10.5	19.2
Payments/usage	(11.2)	(2.5)
Accretion, foreign exchange and other	—	(0.3)
Balance — December 31, 2024	$2.9	$60.0
Current	$2.9	$16.3
Non-current(i)	—	43.7

Balance — December 31, 2022	$5.8	$31.8
Provisions, net of reversal of prior year provisions	9.6	14.7
Payments/usage	(11.8)	(3.0)
Accretion, foreign exchange and other	—	0.1
Balance — December 31, 2023	$3.6	$43.6
Current	$3.6	$16.0
Non-current(i)	—	27.6
(i)    Non-current balances are included in long-term portion of provisions and other non-current liabilities on our consolidated balance sheet.

    At the end of each reporting period, we evaluate the appropriateness of our provisions, and make adjustments as required to reflect actual experience or changes in our estimates.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

11.    CREDIT FACILITIES:

    We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, which as of a June 2024 amendment and restatement (June 2024 Amendment), includes a new term loan in the original principal amount of $250.0 (Term A Loan), a new term loan in the original principal amount of $500.0 (Term B Loan, and collectively with the Term A Loan, the New Term Loans), and a $750.0 revolving credit facility (Revolver). Prior to the June 2024 Amendment, the Credit Facility included a term loan in the original principal amount of $350.0 (Initial Term Loan) and a term loan in the original principal amount of $365.0 (Incremental Term Loan), the outstanding borrowings under each of which were fully repaid with a substantial portion of the proceeds of the New Term Loans, and commitments of $600.0 under the Revolver. Notwithstanding (i) the repayment of the Incremental Term Loan in full and its replacement with the Term A Loan and (ii) the repayment of the Initial Term Loan in full and its replacement with the Term B Loan, for accounting purposes, such transactions were treated as non-substantial modifications of the Incremental Term Loan and the Initial Term Loan, respectively.

Prior to the June 2024 Amendment, the Initial Term Loan was scheduled to mature in June 2025; the Incremental Term Loan and the Revolver each were scheduled to mature in March 2025, unless either (i) the Initial Term Loan would have been prepaid or refinanced or (ii) commitments under the Revolver would be available and have been reserved to repay the Initial Term Loan in full, in which case such obligations were scheduled to mature in December 2026. Subsequent to the June 2024 Amendment, the Term A Loan and the Revolver each mature in June 2029. The Term B Loan matures in June 2031.

In June 2023 (effective for all subsequent interest periods for then-existing borrowings and all subsequent borrowings), we amended our Credit Facility (June 2023 Amendment) to replace LIBOR with the term Secured Overnight Financing Rate (Term SOFR) plus 0.1% (Adjusted Term SOFR). We applied the provisions of ASC 848, Reference Rate Reform and elected to apply the optional expedient relating to contract modifications meeting certain criteria, for these amendments that were due to the reference rate reform. The optional expedient allows an entity to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As such, the June 2023 Amendment did not have a significant impact on our consolidated financial statements.

Subsequent to the June 2023 Amendment and prior to the June 2024 Amendment, borrowings under the Revolver bear interest, depending on the currency of the borrowing and our election for such currency, at: (i) Adjusted Term SOFR, (ii) Base Rate, (iii) Canadian Prime, (iv) an Alternative Currency Daily Rate, or (v) an Alternative Currency Term Rate (each as defined in the Credit Facility prior to the June 2024 Amendment) plus a specified margin. The margin for borrowings under the Revolver and the Incremental Term Loan ranges from 1.50% to 2.25% for Adjusted Term SOFR borrowings and Alternative Currency borrowings, and from 0.50% to 1.25% for Base Rate and Canadian Prime borrowings, in each case depending on the rate we select and our consolidated leverage ratio (as defined in the Credit Facility prior to the June 2024 Amendment). Commitment fees range from 0.30% to 0.45% depending on our consolidated leverage ratio.

Subsequent to the June 2024 Amendment, borrowings under the Revolver bear interest, depending on the currency of the borrowing and our election for such currency, at: (i) Adjusted Term SOFR, (ii) Base Rate, (iii) Canadian Prime, (iv) an Alternative Currency Daily Rate, or (v) an Alternative Currency Term Rate (each as defined in the Credit Facility subsequent to the June 2024 Amendment) plus a specified margin. The margin for borrowings under the Revolver ranges from 1.50% to 2.25% for Adjusted Term SOFR, Alternative Currency Daily Rate or Alternative Currency Term Rate borrowings, and from 0.50% to 1.25% for Base Rate and Canadian Prime borrowings, in each case depending on the rate we select and a defined net leverage ratio. Commitment fees range from 0.30% to 0.45%, depending on our defined net leverage ratio. Outstanding amounts under the Term A Loan bear interest at Adjusted Term SOFR or Base Rate, plus a margin ranging from 1.50% — 2.25% for Adjusted Term SOFR borrowings and from 0.50% — 1.25% for Base Rate borrowings, in each case depending on the rate we select and our defined net leverage ratio. Outstanding amounts under the Term B Loan bear interest at Term SOFR plus 1.75% or the Base Rate plus 0.75%, depending on the rate we select. At December 31, 2024, outstanding amounts under the Term A Loan bore interest at Adjusted Term SOFR plus 1.75%; outstanding amounts under the Term B Loan bore interest at Term SOFR plus 1.75%; and no amounts were outstanding under the Revolver.

We have entered into interest rate swap agreements to hedge against our exposures to the interest rate variability on a portion of our Term Loans. See note 19 for further detail.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Prior to the June 2024 Amendment, the Initial Term Loan required quarterly principal repayments of $0.875 (all repaid in prior years) and the Incremental Term Loan required quarterly principal repayments of $4.5625. Subsequent to the June 2024 Amendment, the Term A Loan and the Term B Loan require quarterly principal repayments of $3.125 and $1.250, respectively (each of which commenced in September 2024), and both require a lump sum repayment of the remainder outstanding at maturity. Any outstanding amounts under the Revolver are due at maturity. Except under specified circumstances, and subject to the payment of breakage costs (if any), we are generally permitted to make voluntary prepayments of outstanding amounts under the Revolver and the New Term Loans without any other premium or penalty. Repaid amounts on the New Term Loans may not be re-borrowed. We are also required to make annual prepayments of outstanding obligations under the Credit Facility (applied first to the New Term Loans, then to the Revolver, in the manner set forth in the Credit Facility) ranging from 0% — 50% (based on a defined leverage ratio) of specified excess cash flow for the prior fiscal year. No prepayments based on excess cash flow were required in 2024, or will be required in 2025. In addition, prepayments of outstanding obligations under the Credit Facility (applied as described above) may also be required in the amount of specified net cash proceeds received above a specified annual threshold (including proceeds from the disposal of certain assets). No prepayments based on net cash proceeds were required in 2024, or will be required in 2025.

At December 31, 2024, the aggregate remaining mandatory principal repayments under the Credit Facility are as follows (assuming no further mandatory principal repayments are required based on excess cash flow or net cash proceeds):

	2025	2026	2027	2028	2029	Thereafter	Total
Term A Loan	$12.5	$12.5	$12.5	$12.5	$193.7	$—	$243.7
Term B Loan	$5.0	$5.0	$5.0	$5.0	$5.0	$472.5	$497.5

    Under the June 2024 Amendment, the Credit Facility has an accordion feature that allows us to increase the New Term Loans and/or commitments under the Revolver by $200.0, plus an unlimited amount to the extent that a defined leverage ratio on a pro forma basis does not exceed specified limits, in each case on an uncommitted basis and subject to the satisfaction of certain terms and conditions. The Revolver also includes a $50.0 sub-limit for swingline loans, providing for short-term borrowings up to a maximum of ten business days, as well as a $150.0 sub-limit for letters of credit (L/Cs), in each case subject to the overall Revolver credit limit. The Revolver permits us and certain designated subsidiaries to borrow funds (subject to specified conditions) for general corporate purposes, including for capital expenditures, certain acquisitions, and working capital needs.

We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). At December 31, 2024 and December 31, 2023, we were in compliance with all restrictive and financial covenants under the Credit Facility, and the Repurchase Restriction was not in effect.

    The obligations under the Credit Facility are guaranteed by us and certain specified subsidiaries. Subject to specified exemptions and limitations, all assets of the guarantors are pledged as security for the obligations under the Credit Facility. The Credit Facility contains customary events of default. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts outstanding under the Credit Facility to be immediately due and payable, and may cancel the lenders’ commitments to make further advances thereunder. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a specified default rate. No such defaults occurred during 2022 to 2024. The obligations under the Credit Facility rank pari passu with other unsecured and unsubordinated creditors.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Activity under our Credit Facility for the periods indicated is set forth below:

	Revolver (excluding L/C)		Term loans
Outstanding balances at December 31, 2021	$—		$660.4
Amount borrowed in Q1 2022	228.0		—
Amount repaid in Q1 2022	(228.0)		(4.5625)	(1)
Amount borrowed in Q2 2022	348.0		—
Amount repaid in Q2 2022	(348.0)		(4.5625)	(1)
Amount borrowed in Q3 2022	359.0		—
Amount repaid in Q3 2022	(359.0)		(4.5625)	(1)
Amount borrowed in Q4 2022	300.0		—
Amount repaid in Q4 2022	(300.0)		(19.5625)	(2)
Outstanding balances at December 31, 2022	$—		$627.2
Amount borrowed in Q1 2023	281.0		—
Amount repaid in Q1 2023	(281.0)		(4.5625)	(1)
Amount borrowed in Q2 2023	200.0		—
Amount repaid in Q2 2023	(200.0)		(4.5625)	(1)
Amount borrowed in Q3 2023	140.0		—
Amount repaid in Q3 2023	(140.0)		(4.5625)	(1)
Amount borrowed in Q4 2023	270.0		—
Amount repaid in Q4 2023	(270.0)		(4.5625)	(1)
Outstanding balances at December 31, 2023	$—		$608.9
Amount borrowed in Q1 2024	285.0		—
Amount repaid in Q1 2024	(257.0)		(4.5625)	(1)
Amount borrowed in Q2 2024	180.0	(3)	750.0	(4)
Amount repaid in Q2 2024	(208.0)		(604.3)	(5)
Amount borrowed in Q3 2024	20.0		—
Amount repaid in Q3 2024	(20.0)		(4.375)	(6)
Amount borrowed in Q4 2024	313.0		—
Amount repaid in Q4 2024	(313.0)		(4.375)	(6)
Outstanding balances at December 31, 2024	$—		$741.2
(1)    Represents the scheduled quarterly principal repayment under the Incremental Term Loan.
(2)    Represents the scheduled quarterly principal repayment under the Incremental Term Loan and a $15.0 voluntary prepayment under the Initial Term Loan.
(3)    A portion was used to fund the NCS purchase price (see note 3).
(4)    Represents borrowings under the New Term Loans.
(5)    Represents the repayment and termination of the Initial Term Loan and Incremental Term Loan.
(6)    Represents scheduled quarterly principal repayments under the New Term Loans.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

The following table sets forth, at the dates shown: outstanding borrowings under the Credit Facility, excluding ordinary course L/Cs; notional amounts under our interest rate swap agreements, outstanding finance lease obligations; and information regarding outstanding L/Cs, surety bonds and overdraft facilities:

	Outstanding borrowings		Notional amounts under interest rate swaps (note 19)
	December 31 2024	December 31 2023	December 31 2024	December 31 2023
Borrowings under the Revolver (i)	$—	$—	$—	$—
Borrowings under the Term Loans (i)
Initial Term Loan	$—	$280.4	$—	$100.0
Incremental Term Loan	—	328.5	—	230.0
Term A Loan	243.7	—	130.0	—
Term B Loan	497.5	—	200.0	—
Total	$741.2	$608.9	$330.0	$330.0

Total borrowings under Credit Facility	$741.2	$608.9
Unamortized debt issuance costs related to Term Loans (i)	(6.2)	(1.6)
Finance lease obligations (see note 7)	61.7	68.0
	$796.7	$675.3
Total Credit Facility and finance lease obligations:
Current portion	$26.5	$27.0
Long-term portion	770.2	648.3
	$796.7	$675.3
L/Cs, guarantees, surety bonds and overdraft facilities:
Outstanding L/Cs under the Revolver	$11.1	$10.5
Outstanding bank guarantees and surety bonds outside the Revolver	23.0	16.5
Total	$34.1	$27.0
Available uncommitted bank overdraft facilities	$198.5	$198.5
Amounts outstanding under available uncommitted bank overdraft facilities	$—	$—
(i)    We incur fees and expenses upon amendments to the Credit Facility. Third-party expenses and creditor fees incurred in 2024 totaling $3.9 (2023 — nil; 2022 — nil) in connection with the Revolver were deferred as other assets on our consolidated balance sheet and are amortized on a straight line basis over the remaining term of the Revolver. Creditor fees incurred in 2024 totaling $5.4 (2023 — nil; 2022 — nil) in connection with our Term Loans were deferred as long-term debt on our consolidated balance sheet and are amortized over their respective terms using the effective interest rate method.

12.    CAPITAL STOCK:

We are authorized to issue an unlimited number of Common Shares with no par value, which entitle the holder to one vote per share. We are also authorized to issue an unlimited number of preferred shares, issuable in series. No preferred shares have been issued to date.
Prior to April 25, 2024, we were authorized to issue unlimited number of multiple voting shares (MVS) with no par value, which entitled the holder to 25 votes per shares. At our April 25, 2024 Annual and Special Meeting of Shareholders, our shareholders approved Articles of Amendment to our Articles of Incorporation to remove the provisions relating to our MVS (as such shares were no longer outstanding) and to re-designate our SVS as Common Shares, effective as of such date (see note 1).

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(a) Capital transactions:
Secondary offerings by Onex Corporation (Onex):
In connection with two underwritten secondary public offerings by Onex, our then-controlling shareholder, completed in June 2023 (June Secondary Offering) and August 2023 (August Secondary Offering, and together with the June Secondary Offering, the Secondary Offerings), we issued an aggregate of approximately 18.6 million Common Shares, upon conversion of an equivalent number of our MVS. The Secondary Offerings had nil impact on our aggregate capital stock amount. Subsequent to the August Secondary Offering, we have no MVS outstanding.
Common Share repurchase plans:

We have repurchased Common Shares in the open market, or as otherwise permitted, for cancellation through normal course issuer bids (NCIBs), which allow us to repurchase a limited number of Common Shares during a specified period. The maximum number of Common Shares we are permitted to repurchase for cancellation under each NCIB is reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during the term of such NCIB to satisfy delivery obligations under our SBC plans. We from time-to-time enter into automatic share purchase plans (ASPPs) with a broker, instructing the broker to purchase our Common Shares in the open market on our behalf, either for cancellation under an NCIB (NCIB ASPPs) or for delivery obligations under our SBC plans (SBC ASPPs), including during any applicable trading blackout periods, up to specified maximums (and subject to certain pricing and other conditions) through the term of each ASPP.
The TSX accepted our notice to launch an NCIB on December 8, 2022 (2022 NCIB), which allowed us to repurchase, at our discretion, from December 13, 2022 until the earlier of December 12, 2023 or the completion of purchases thereunder, up to approximately 8.8 million Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. We entered into several NCIB ASPPs and SBC ASPPs (each with independent brokers) during the term of the 2022 NCIB, all of which have expired. There were no accruals at December 31, 2022 in connection with any NCIB ASPP or SBC ASPP.

On December 12, 2023, the TSX accepted our notice to launch another NCIB (2023 NCIB), which allowed us to repurchase, at our discretion, from December 14, 2023 until the earlier of December 13, 2024 or the completion of purchases thereunder, up to approximately 11.8 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. We entered into several NCIB ASPPs and SBC ASPPs (each with independent brokers) during the term of the 2023 NCIB, all of which have expired. At December 31, 2023, we recorded an accrual of: (i) $2.7, representing the estimated contractual maximum number of permitted Common Shares repurchases (Contractual Maximum Quantity) for cancellation (0.1 million Common Shares) under an NCIB ASPP we entered into in December 2023 (2023 NCIB Accrual); and (ii) $7.5, representing the estimated Contractual Maximum Quantity (0.3 million Common Shares) under an SBC ASPP we entered into in September 2023 (2023 SBC Accrual). Both 2023 NCIB Accrual and 2023 SBC Accrual were reversed in 2024. The 2023 NCIB was early terminated on October 30, 2024.

On October 30, 2024, the TSX accepted our notice to launch a new NCIB (2024 NCIB), which allows us to repurchase, at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to approximately 8.6 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. At December 31, 2024, approximately 8.3 million Common Shares remained available for repurchase under the 2024 NCIB either for cancellation or SBC delivery purposes. There were no accruals at December 31, 2024 in connection with any NCIB ASPP or SBC ASPP.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Activities of our capital stock for the periods included is set forth below:

Number of shares (in millions)	Common Shares	MVS
Issued and outstanding at December 31, 2021	106.1	18.6
Issued from treasury(i)	0.07	—
Cancelled under NCIB	(3.14)	—
Issued and outstanding at December 31, 2022	103.0	18.6
Issued from treasury(i)	0.05	—
Cancelled under NCIB	(2.7)	—
Conversion of MVS into Common Shares in connection with the Secondary Offerings	18.6	(18.6)
Issued and outstanding at December 31, 2023	119.0	—
Issued from treasury(i)	0.34	—
Cancelled under NCIB	(3.2)	—
Issued and outstanding at December 31, 2024	116.1	—
(i)     In 2024, 0.3 million Common Shares (2023 — 0.03 million; 2022 — 0.02 million) were issued from treasury upon the exercise of stock options for aggregate cash proceeds of $3.9 (2023 — $0.3; 2022 — $0.2). In 2024, we issued 0.04 million (2023 — 0.02 million; 2022 — 0.05 million) Common Shares from treasury with an ascribed value of $0.5 (2023 — $0.2; 2022 — $0.4) upon the vesting of certain RSUs. We settled other RSUs and PSUs with Common Shares purchased in the open market (described below).

Information regarding Common Shares purchases for cancellation for the years indicated is set forth below:

	Year ended December 31
	2024	2023	2022
Aggregate cost (including transaction fees) of Common Shares repurchased for cancellation (1)	$152.0	$35.6	$34.6
Number of Common Shares repurchased for cancellation (in millions) (2)	3.2	2.6	3.4
Weighted average price per share for repurchases	$47.15	$13.83	$10.45
(1)     For 2023, excludes the $2.7 2023 NCIB Accrual. For 2024, excludes $2.8 accrued at December 31, 2024 for share buyback taxes.
(2)    Includes 0.5 million, 0.9 million and 2.5 million repurchases of Common Shares for cancellation under NCIB ASPPs in 2024, 2023 and 2022, respectively.

Activities of our treasury stock for the periods included is set forth below:

Number of shares for delivery under SBC plans (in millions)	Common Shares
Held by trustee at December 31, 2021	1.4
Repurchases in the open market through independent broker under SBC ASPPs (1)	3.9
Delivery under SBC plans	(3.8)
Held by trustee at December 31, 2022 (2)	1.5
Repurchases in the open market through independent broker under SBC ASPPs (1)	3.7
Delivery under SBC plans	(1.9)
Held by trustee at December 31, 2023 (2)	3.3
Repurchases in the open market through independent broker under SBC ASPPs (1)	3.0
Delivery under SBC plans	(3.8)
Held by trustee at December 31, 2024 (2)	2.5
(1)    Aggregated cost, including transaction fees, of Common Shares repurchased for delivery under SBC plans was $119.6 in 2024 (2023 — $82.3; 2022 — $44.9).
(2)    The value of Common Shares held by trustee for delivery under SBC plans was $92.9 at December 31, 2024 (December 31, 2023 — $72.6, excluding 2023 SBC accrual; December 31, 2022 — $16.7).

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(b) Employee SBC:

LTIP:

Under the LTIP, we may grant stock options, stock appreciation rights, RSUs and PSUs (Awards) to eligible employees and consultants. Eligible directors may be granted Awards other than stock options. We may, at the time of grant, authorize the grantees to elect to settle these awards either in cash or in Common Shares. Absent such permitted election, we intend to settle vested grants under the LTIP in Common Shares (on a one-for-one basis), either with Common Shares purchased in the open market or issued from treasury (up to a maximum aggregate of 29.0 million Common Shares). At December 31, 2024, 9.6 million Common Shares remain reserved for issuance from treasury under the LTIP, covering potential issuances of Common Shares for outstanding awards and for potential future award grants.

CSUP:
Under the CSUP, we may grant RSUs and PSUs to directors and eligible employees. We have the option to settle vested RSUs and PSUs issued thereunder in Common Shares (on a one-for-one basis) purchased in the open market, or in cash. We intend to settle vested RSUs and PSUs with Common Shares.
Employee SBC Expense:
Employee SBC expense may fluctuate from period-to-period to account for, among other things, new grants, forfeitures resulting from employee terminations or resignations, and the recognition of accelerated SBC expense for employees eligible for retirement. The portion of employee SBC expense that relates to performance-based compensation is subject to adjustment in any period to reflect changes in the estimated level of achievement of pre-determined performance goals and financial targets.
We are party to the TRS Agreement to manage our cash flow requirements and exposure to fluctuations in the share price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. See notes 2(n) and 19 for further detail.
Information regarding employee SBC expense and TRS fair value adjustments (TRS FVAs, which represent changes in fair value of TRS) for the years indicated is set forth below:

	Year ended December 31
	2024	2023	2022
Employee SBC expense in cost of sales	$24.8	$22.6	$20.3
Employee SBC expense in SG&A	32.6	33.0	30.7
Total employee SBC expense	$57.4	$55.6	$51.0

TRS FVAs (gains) in cost of sales	$(39.6)	$—	$—
TRS FVAs (gains) in SG&A	(51.4)	—	—
TRS FVAs (gains) in miscellaneous expense (income)	—	(45.6)	—
Total TRS FVAs (gains)	$(91.0)	$(45.6)	$—

Combined effect of employee SBC expense and TRS FVAs	$(33.6)	$10.0	$51.0

    For RSUs and DSUs issued to eligible directors under our Directors’ Share Compensation Plan (DSC Plan), see paragraph (c) below.

(i) Stock options:
We are permitted to grant stock options under our LTIP. Stock options are granted at prices equal to the closing market price on the day prior to the grant date and are exercisable during a period not to exceed 10 years from the grant date. Stock option grants and exercises were as follows in 2024:

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

	Number of Options	Weighted Average Exercise Price*
	(in millions)
Outstanding at December 31, 2023	0.37	$12.72
Exercised by our Chief Executive Officer (CEO)	(0.30)	$13.00
Outstanding at December 31, 2024 (1)	0.07	$10.58
(1)    The outstanding options at December 31, 2024 (0.05 million options exercisable) were awarded to one employee, with 6.8 years of remaining life and $5.9 of intrinsic value.

(ii) Employee RSUs and PSUs:

We grant RSUs and PSUs to employees pursuant to our LTIP and CSUP. Each vested RSU and PSU generally entitles the holder to receive one Common Share. See note 2(l). We amortize the grant date fair value of RSUs and PSUs to expense over the vesting period. The grant date fair value of RSUs is based on the market value of our Common Shares at the time of grant. With respect to PSUs, employees are granted a target number of PSUs. The number of PSUs that will actually vest will vary from 0% to 200% of the target amount granted based on the level of achievement of the relevant performance conditions, including: (i) for 2022 grants, a pre-determined non-market performance measurement and modifier and a relative TSR modifier; and (ii) commencing in 2023, a different pre-determined non-market performance measurement and a relative TSR modifier (described in note 2(l)). The grant date fair value of the TSR modifier was based on a Monte Carlo simulation model and a premium of 120% for 2024 (2023 — 118%; 2022 — 116%). The grant date fair value of the non-TSR-based performance measurement and modifier (where applicable) was based on the market value of our Common Shares at the time of grant and is subject to adjustment to reflect changes in the estimated level of achievement related to the applicable performance condition.
The assumptions used in the measurement of the grant date fair values of PSUs were as follows:

	Year ended December 31
	2024	2023	2022
Expected volatility	41%	53%	52%
Expected life	3 years	3 years	3 years
Risk-free interest rate (based on 3-year Treasury bonds)	4.1%	3.9%	1.4%

RSUs (excluding RSUs granted to directors, see (c) below) and PSUs activities in 2024 and information at December 31, 2024 were as follows:

	RSUs		PSUs
	Number of RSUs (in millions)	Weighted average grant date fair value	Number of PSUs (in millions)*	Weighted average grant date fair value
Outstanding at December 31, 2023	3.2	$12.64	4.6	$12.19
Granted	0.8	$37.74	0.5	$43.47
Vested and exercised	(1.8)	$12.32	(3.7)	$9.20
Forfeited	(0.1)	$18.90	(0.1)	$16.01
Added by performance factor adjustment	—	$—	1.8	$9.15
Outstanding at December 31, 2024	2.1	$21.63	3.1	$19.02

At December 31, 2024:
Total remaining unrecognized compensation expense related to non-vested awards (in millions)		$10.2		$21.3
Weighted average remaining requisite service period		1.3 years		0.9 years
*    For non-vested PSUs, includes 100% of target granted.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

In 2024, the total fair value of RSUs vested during the year was $90.3 (2023 — $41.0; 2022 — $28.1). In 2024, the total fair value of PSUs vested during the year was $136.2 (2023 — $39.2; 2022 — $15.5).

In 2024, we made a cash payment of $84.6 (2023 — $7.7) for the withholding taxes in connection with the RSUs and PSUs that vested during the year. In 2023, we also settled a portion of RSUs and PSUs that vested during the year with a cash payment of $49.8. See below for our cash settlement of Onex's DSUs in October 2023.

(c) Director SBC:

    We grant DSUs to certain directors (and Onex prior to the termination of the Services Agreement on September 3, 2023) under our DSC Plan. DSUs granted to directors may be settled with Common Shares (on a one-for-one basis) purchased in the open market, or with cash (at the discretion of the Company). We also grant RSUs (under specified circumstances) to certain directors as compensation under the DSC Plan. RSUs granted to directors vest ratably over a three-year period and are governed by the terms of our LTIP. Each vested RSU entitles the holder thereof to one Common Share (see note 2(l)). In connection with the retirement of Dan DiMaggio and Deepak Chopra from our Board of Directors (Board), the 0.3 million DSUs held by Mr. DiMaggio and 0.1 million DSUs held by Mr. Chopra were settled in March 2024 and September 2024, respectively. In connection with the retirement of Carol Perry from our Board and the retirement of William A. Etherington from our Board and from the Onex Board, the 0.2 million DSUs held by Ms. Perry and the 0.5 million DSUs held by Mr. Etherington were settled in June 2023. In connection with the termination of the Services Agreement, we paid Onex approximately $9.2 in cash in October 2023 to settle Onex’s then-outstanding DSUs. In connection with the retirement of Eamon Ryan from our Board, 0.03 million RSUs and 0.3 million DSUs held by Mr. Ryan were settled in April 2022 and July 2022, respectively.

    Information regarding director SBC expense and director RSUs activity for the periods indicated is set forth below:

	Year ended December 31
	2024	2023	2022
Director SBC expense in SG&A (1)	$2.4	$2.4	$2.2

Director RSUs granted:
Number of awards (in millions)	0.01	0.02	0.04
Weighted average grant date fair value per unit	$57.20	$18.15	$10.44
(1)    Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash.

At December 31, 2024, number of director RSUs outstanding was 0.03 million (December 31, 2023 — 0.1 million).

Information regarding DSUs activity for the periods indicated is set forth below:

	Number of DSUs (in millions)	Year ended Weighted average grant date fair value
DSUs outstanding at December 31, 2023	1.1	$9.45
Granted	0.02	$56.07
Vested and exercised	(0.4)	$9.50
DSUs outstanding at December 31, 2024	0.7	$10.88

In 2024, the total fair value of DSUs vested during the year was $16.9 (2023 — $19.2; 2022 — $2.6).

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

	Year ended December 31
	2024	2023	2022
Translation adjustments:
Opening balance of foreign currency translation account	$(28.1)	$(24.7)	$(18.0)
Foreign currency translation adjustments	(7.4)	(3.4)	(6.7)
Closing balance of foreign currency translation account	$(35.5)	$(28.1)	$(24.7)

Foreign exchange derivatives (ii):
Opening balance of unrealized net gain (loss) on currency forward cash flow hedges	$—	$—	$—
Net loss on currency forward cash flow hedges(i)	(27.1)	—	—
Reclassification of net loss on currency forward cash flow hedges to operations(i)	17.7	—	—
Closing balance of unrealized net loss on currency forward cash flow hedges(i)	$(9.4)	$—	$—

Interest rate swap derivatives (ii):
Opening balance of unrealized net gain (loss) on interest rate swap cash flow hedges	$—	$—	$—
Net gain on interest rate swap cash flow hedges(i)	4.0	—	—
Reclassification of net gain on interest rate swap cash flow hedges to operations(i)	(2.6)	—	—
Closing balance of unrealized net gain on interest rate swap cash flow hedges(i)	$1.4	$—	$—

Employment benefit:
Opening balance of pension and non-pension post-employment benefit account(i)	$27.9	$36.8	$10.6
Net gain (loss) on pension and non-pension post-employment benefit plans(i)	(1.0)	(5.9)	26.2
Amortization of net gain on pension and non-pension post-employment benefit plans(i)	(1.0)	(3.0)	—
Closing balance of pension and non-pension post-employment benefit account(i)	$25.9	$27.9	$36.8

Accumulated other comprehensive income (loss)	$(17.6)	$(0.2)	$12.1
(i)    Amounts were net of immaterial tax.
(ii)    Our foreign exchange derivatives and interest rate swaps that we entered into prior to 2024 were not designated as effective cash flow hedges under GAAP until January 1, 2024. As a result, those derivatives and swaps did not qualify for hedge accounting in 2023 and 2022, such that changes in their fair values were marked-to-market through our consolidated statement of operations (as miscellaneous expense (income)) instead of being deferred in AOCI in 2023 and 2022. See note 19.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

14.    RESTRUCTURING AND OTHER CHARGES, NET OF RECOVERIES:

	Year ended December 31
	2024	2023	2022
Restructuring charges (a)	$11.6	$11.2	$8.4
Transition Costs (Recoveries) (b)	4.3	0.8	(2.1)
Acquisition costs (c)	2.5	1.0	0.4
Other charges (recoveries) (d)	1.0	(0.9)	—
	$19.4	$12.1	$6.7

In addition to the items set forth above, other charges, net of recoveries for 2022 included approximately $95 in aggregate charges representing write-downs to inventories, a building and equipment resulting from a fire occurred in June 2022 at our Batam, Indonesia facility, as well as equivalent amounts in recoveries, as we expected to fully recover the written-down amounts pursuant to the terms and conditions of our insurance policies. As a result, such event had no net impact on other charges, net of recoveries during 2022. As of December 31, 2024, we have recovered substantially all of our tangible assets losses through insurance proceeds. We determined that this event did not constitute an impairment review triggering event for the applicable reporting unit, and no impairments to our intangibles or goodwill were recorded in connection therewith in 2022, 2023 or 2024.

(a)    Restructuring charges:

    Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies. In each of 2022, 2023 and 2024, our restructuring charges consist primarily of cash charges related to employee terminations. See notes 2(k) and 10 for further details regarding our restructuring provisions.

(b)    Transition Costs (Recoveries):
    Transition Costs consist of costs recorded in connection with: (i) the transfer of manufacturing lines from closed sites to other sites within our global network; (ii) the sale of real properties unrelated to restructuring actions (Property Dispositions); and (iii) specified charges or recoveries related to the Purchaser Lease (defined below). Transition Costs consist of direct relocation and duplicate costs (such as rent expense, utility costs, depreciation charges, and personnel costs) incurred during the transition periods, as well as cease-use and other costs incurred in connection with idle or vacated portions of the relevant premises that we would not have incurred but for these relocations, transfers and dispositions. Transition Recoveries consist of any gains recorded in connection with Property Dispositions.
In connection with our March 2019 Toronto real property sale, we treated associated relocation and duplicate costs as Transition Costs. As part of such sale, we entered into a 10-year lease with the purchaser of such property for our then-anticipated headquarters, to be built by such purchaser on the site of our former location (Purchaser Lease). Subsequently, we were informed that due to construction issues, the commencement date of the Purchaser Lease would be delayed beyond the prior target of May 2023. In November 2022, we extended (on a long-term basis) the lease on our current corporate headquarters and recorded the related ROU assets and lease liabilities. In the third quarter of 2023, we executed a sublease for a portion of the space under the Purchaser Lease. The Purchaser Lease commenced in June 2024 and related ROU assets and lease liabilities were recognized in our consolidated financial statements. Consistent with our prior treatment of duplicate costs incurred as a result of our 2019 Toronto real property sale, we recorded Transition Costs of $4.3 in 2024 and $0.8 in 2023 related to the sublet of the Purchaser Lease. We recorded nil Transition Recoveries in 2023 and 2024.
In 2022, we recorded $1.5 of Transition Costs, related primarily to the disposal of assets reclassified as held for sale in the first quarter of 2022, and $3.6 of Transition Recoveries, reflecting the gain on the subsequent disposal of such assets held for sale.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(c)    Acquisition costs:
We incur consulting, transaction and integration costs relating to potential and completed acquisitions. We recorded $2.5 of acquisition costs in 2024, related to potential acquisitions and our acquisition of NCS (described in note 3). We recorded $1.0 of acquisition costs in 2023, all related to potential acquisitions and $0.4 of acquisition costs in 2022, all related to our PCI acquisition.
(d)    Other charges (recoveries):
In 2024, we recorded other costs of $2.3 related to our transition as a U.S. domestic filer, offset by other recoveries of $1.3, consisting of legal recoveries in connection with the settlement of class action lawsuits (for component parts purchase in prior periods) in which were a plaintiff (parts recovery).

In 2023, we recorded Parts Recovery of $2.7, offset in part by an aggregate of $1.8 of costs, substantially all of which consisted of fees and expenses of the Secondary Offerings (see note 12).
15.    MISCELLANEOUS EXPENSE (INCOME):
The components of miscellaneous expense (income) for the periods indicated were as follows:

		Year ended December 31
	Note	2024	2023	2022
Components of net periodic benefit cost other than the service cost	17	$1.0	$—	$3.1
Pension and non-pension post-employment benefit plans settlement loss	17	0.8	0.6	—
Equity investment fair value adjustments		(1.3)	—	—
Loss (gain) recognized on derivative instruments:	19
Interest rate swaps		8.5	(3.6)	(23.0)
Foreign exchange forwards		6.0	2.0	18.4
TRS FVAs (1)		—	(45.6)	—
		$15.0	$(46.6)	$(1.5)
(1)     In 2024, TRS FVAs were recorded in cost of sales and SG&A. See note 19.
16.    RELATED PARTY TRANSACTIONS:

Prior to the completion of the August Secondary Offering, Onex beneficially owned, controlled, or directed, directly or indirectly, all of our issued and outstanding MVS. Accordingly, Onex had the ability to exercise significant influence over our business and affairs and generally had the power to determine all matters submitted to a vote of our shareholders where the SVS and MVS vote together as a single class. Mr. Gerald Schwartz, the Chairman of the Board of Onex, indirectly owns shares representing the majority of the voting rights of the shares of Onex. However, upon completion of the August Secondary Offering, we have no MVS outstanding and Onex is no longer our controlling shareholder.

Prior to September 3, 2023, we were a party to the Services Agreement with Onex for the services of Mr. Tawfiq Popatia, an officer of Onex, as a director of Celestica, pursuant to which Onex received compensation (payable in DSUs) for such services. Mr. Popatia resigned from our Board, and the Services Agreement terminated automatically on September 3, 2023. In accordance with the provisions of the Services Agreement, we paid Onex approximately $9.2 in cash in October 2023 to settle Onex’s then-outstanding DSUs.

17.    PENSION AND NON-PENSION POST-EMPLOYMENT BENEFIT PLANS:

(a)    Plan summaries:

We provide pension and non-pension post-employment benefit plans for our employees. At December 31, 2024, such plans included our pension plan for employees in the United Kingdom (U.K. pension plan), which generally provides participants with stated benefits on retirement based on their pensionable service, either in annuities and/or lump sum

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

payments. The U.K. pension plan is closed to new members and none of such plan members are active employees of the Company. Defined contribution pension plans are offered to certain employees, mainly in Canada and the U.S. We provide non-pension post-employment benefits (under other benefit plans) to retired and terminated employees in Canada, the U.S., Mexico, Thailand, South Korea, Indonesia and the Philippines. These benefits may include one-time retirement and specified termination benefits, medical, surgical, hospitalization coverage, supplemental health, dental and/or group life insurance.

To mitigate the actuarial and investment risks of our defined benefit pension plans, we purchase annuities from time to time (using existing plan assets) from third party insurance companies for certain, or all, plan participants. The purchase of annuities by the pension plan substantially hedges the financial risks associated with the related pension obligations.

The overall governance of our pension plans is conducted by our Human Resources and Compensation Committee which, through annual reviews, approves material plan changes, reviews funding levels, compliance matters and plan assumptions, and ensures that the plans are administered in accordance with local statutory requirements. We have established a Canadian and a U.S. Pension Committee to govern our Canadian and U.S. pension plans respectively. The U.K. pension plan is governed by a Board of Trustees, composed of employee and company representation. Both the Canadian and U.S. Pension Committees, and the U.K. Board of Trustees review funding levels, investment performance and compliance matters for their respective plans. Our pension funding policy is to contribute amounts sufficient, at minimum, to meet local statutory funding requirements. For our defined benefit pension plans (primarily our U.K. pension plan), local regulatory bodies either define the minimum funding requirement or approve the funding plans submitted by us. We may make additional discretionary contributions taking into account actuarial assessments and other factors. The contributions that we make to support ongoing plan obligations are recorded in the respective asset or liability accounts on our consolidated balance sheet.

    Our U.K. pension plan requires an actuarial valuation to be completed every three years. The most recent actuarial valuation used a measurement date of April 2022 and was duly completed in 2023.

    We currently fund our non-pension post-employment benefit plans as we incur benefit payment obligations thereunder. Excluding our mandatory plans, the most recent actuarial measurements for our largest non-pension post-employment benefit plans were completed using valuation dates of May 2022 (Canada) and January 2024 (U.S.). The next actuarial measurements for these plans will have valuation dates of May 2025 and January 2026, respectively. We accrue the expected costs of providing non-pension post-employment benefits during the periods in which the employees render service. We used a measurement date of December 31, 2024 for the accounting valuation for pension and non-pension post-employment benefits.

    Our pension plans are exposed to market risks such as changes in interest rates, inflation, and fluctuations in investment values, as well as financial risks including counterparty risks of financial institutions from which annuities have been purchased for specified plans. See note 19(d). Our plans are also exposed to non-financial risks, including the membership’s mortality and demographic changes, as well as regulatory changes.

    We manage the funding level risk of defined benefit pension plans through our asset allocation strategy for each plan. In the U.K., the majority of the obligations under our U.K. pension plan have been hedged with the purchase of annuities with insurance companies as described above, but do not qualify for designation as hedges for application of hedge accounting purposes.

    Pension fund assets are invested primarily in fixed income and equity securities. Asset allocation between fixed income and equity securities is adjusted based on the expected life of the plan and the expected retirement dates of the plan participants. Our pension funds do not invest directly in our shares, but may invest indirectly as a result of the inclusion of our shares in certain investment funds. All of our plan assets are measured at their fair value using the fair value hierarchy inputs described in note 2(q). See the plan assets, by asset class table in (b) below. There were no transfers of fair value measurements between Level 1 and Level 3 of the fair value hierarchy in 2024 or 2023. Approximately 95% of our plan assets consist of annuities purchased with insurance companies, and assets held with financial institutions with a Standard and Poor’s long-term rating of A or above at December 31, 2024. The annuities purchased for our U.K. Main pension plan are held with financial institutions that are governed by local regulatory bodies. The remaining assets are held with financial institutions where ratings are not available. For these institutions, we monitor counterparty risk based on the diversification of

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

plan assets. These plan assets are maintained in segregated accounts by a custodian that is independent from the fund managers. We believe that the counterparty risk is low.
(b) Plan financials:

    The table below presents the fair value of our defined benefit pension plan and other benefit plan assets, by asset class:

	Fair Value at December 31		Actual Asset Allocation (%) at December 31
	2024	2023	2024	2023
Quoted market prices (Level 1):
Debt investment funds	$8.3	$8.9	4%	4%
Equity investment funds	5.8	5.9	3%	3%
Other	17.0	16.1	9%	8%
Non-quoted market prices (Level 3):
Insurance annuities	160.0	182.6	84%	85%
Total	$191.1	$213.5	100%	100%

    The following tables provide a summary of the financial position of our defined benefit pension and other post-employment benefit plans:

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2024	2023	2024	2023
Fair value of plan assets, beginning of year	$211.2	$211.8	$2.3	$2.3
Actual return on plan assets	(7.7)	0.1	0.1	0.1
Administrative expenses paid from plan assets	(0.3)	(0.4)	—	—
Employer contributions to plan	1.9	1.3	0.4	0.6
Employer direct benefit payments	0.6	0.3	4.7	4.8
Settlement payments	(0.6)	(0.6)	(2.5)	(3.2)
Benefit payments from plan	(10.1)	(10.2)	(0.4)	—
Benefit payments from employer	(0.6)	(0.3)	(2.2)	(2.2)
Foreign currency exchange rate changes and other	(5.4)	9.2	(0.3)	(0.1)
Fair value of plan assets, end of year	$189.0	$211.2	$2.1	$2.3

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2024	2023	2024	2023
Benefit obligation, beginning of year	$219.3	$216.9	$74.4	$66.3
Service costs	4.5	2.6	3.4	3.1
Interest costs	9.6	10.2	3.1	3.2
Administrative expenses paid	(0.3)	(0.4)	—	—
Actuarial losses (gains)	(19.7)	(8.7)	1.8	5.5
Settlement/curtailment payments from plan	(0.6)	(0.6)	(2.5)	(3.2)
Benefit payments from plan	(10.1)	(10.2)	(0.4)	—
Benefit payments from employer	(0.6)	(0.3)	(2.2)	(2.2)
Foreign currency exchange rate changes and other	(5.5)	9.8	(5.3)	1.7
Benefit obligation, end of year	$196.6	$219.3	$72.3	$74.4

Funded status at end of year	$7.6	$8.1	$70.2	$72.1
Weighted average duration of benefit obligations (in years)	12	13	10	10

The following table outlines the information for our defined benefit pension plan and non-pension post-employment benefit plans with an accumulated benefit obligation in excess of plan assets:

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2024	2023	2024	2023
Accumulated benefit obligations	27.8	26.8	19.5	17.8
Fair value of plan assets	10.2	10.8	—	—

The following table outlines the information for our defined benefit pension plan and non-pension post-employment benefit plans with a projected benefit obligation in excess of plan assets:

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2024	2023	2024	2023
Projected benefit obligations	27.8	26.8	72.3	72.2
Fair value of plan assets	10.2	10.8	2.1	—

The following table outlines the plan balances as reported on our consolidated balance sheets:

	December 31, 2024			December 31, 2023
	Pension Plans	Other Benefit Plans	Total	Pension Plans	Other Benefit Plans	Total
Pension and non-pension post-employment benefit obligations	$(17.6)	$(66.2)	$(83.8)	$(16.0)	$(67.9)	$(83.9)
Current other post-employment benefit obligations	—	(4.0)	(4.0)	—	(4.2)	(4.2)
Non-current net pension assets (note 9)	10.0	—	10.0	7.9	—	7.9
	$(7.6)	$(70.2)	$(77.8)	$(8.1)	$(72.1)	$(80.2)

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

The following table outlines the components of net periodic benefit cost recognized in our consolidated statement of operations for pension and non-pension post-employment benefit plans:

	Pension Plans Year ended December 31			Other Benefit Plans Year ended December 31
	2024	2023	2022	2024	2023	2022
Service cost	$4.5	$2.6	$0.9	$3.4	$3.1	$3.1
Interest cost	9.6	10.2	6.2	3.1	3.2	2.7
Expected return on plan assets	(9.1)	(9.6)	(5.8)	(0.1)	(0.1)	—
Amortization of net loss (gain)	(0.2)	(0.3)	—	(2.3)	(3.4)	—
Settlement loss (gain)	(0.1)	(0.1)	—	0.9	0.7	—
Net periodic benefit cost (1)	4.7	2.8	1.3	5.0	3.5	5.8
Defined contribution pension plan expense (see (c) below)	13.8	12.7	12.3	—	—	—
Total expense for the year	$18.5	$15.5	$13.6	$5.0	$3.5	$5.8
(1)    The components of net periodic benefit cost, other than the service cost component, are included in miscellaneous expense (income) in our consolidated statement of operations. See note 15. We generally record the service cost component in cost of sales and SG&A, depending on the nature of expenses.

The following table outlines the gain and loss recognized in OCI:

	Year ended December 31
	2024	2023	2022
Net loss (gain), net of tax (see note 13)	$2.0	$8.9	$(26.2)

The following table outlines the amounts recognized in AOCI:

	December 31, 2024			December 31, 2023
	Pension Plans	Other Benefit Plans	Total	Pension Plans	Other Benefit Plans	Total
Net gain, net of tax (see note 13)	$(9.7)	$(16.2)	$(25.9)	$(7.7)	$(20.2)	$(27.9)

    The following percentages and assumptions were used in measuring the plans for the years indicated:

	Pension Plans			Other Benefit Plans
	2024	2023	2022	2024	2023	2022
Benefit obligations:
Weighted average discount rate at December 31 (1)	5.4	4.6	4.9	4.3	4.5	4.9
Weighted average rate of compensation increase	3.0	2.9	1.1	4.6	4.6	4.6

Net benefit cost for the year ended:
Weighted average discount rate (1)	4.6	4.9	1.8	4.5	4.9	3.2
Weighted average rate of compensation increase	2.9	1.1	1.1	4.6	4.6	4.6
Expected long-term return on plan assets (2)	4.4	4.6	1.8	3.2	3.7	2.3

Healthcare cost trend rates:
Immediate trend	—	—	—	6.5	5.1	5.2
Ultimate trend	—	—	—	4.0	4.0	4.0
Year the ultimate trend rate is expected to be achieved	—	—	—	2040	2040	2040
(1)     The weighted average discount rate is determined using publicly available rates for highly-rated bonds by currency in countries where we have a pension or non-pension benefit plan. A higher discount rate would decrease the present value of the benefit obligation, and a lower discount rate would increase the present value of the benefit obligation.
(2)    The expected rate of return on plan assets is a management estimate reflecting the long-term average rate of earnings expected by asset class based on the plans' target asset allocation.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. Actual results could differ materially from those estimates and assumptions.

    A one percentage-point increase or decrease in one of the following actuarial assumptions, holding other assumptions constant in each case, would increase (decrease) our benefit obligations as follows:

	Pension Plans		Other Benefit Plans
	Year ended December 31, 2024		Year ended December 31, 2024
	1% Increase	1% Decrease	1% Increase	1% Decrease
Discount rate	$(19.9)	$24.2	$(6.4)	$7.6
Healthcare cost trend rate	$—	$—	$3.4	$(2.9)

(c) Plan contributions:

    We made the following plan contributions for the years indicated below and estimate our contribution for 2025 to be as follows:

	Year ended December 31			Estimated Contribution*
	2024	2023	2022	2025
Defined contribution plan	$13.8	$12.7	$12.3	$13.8
Defined benefit plan	2.5	1.6	4.1	1.8
Total pension plans	$16.3	$14.3	$16.4	$15.6

Non-pension post-employment benefit plans	$5.1	$5.4	$3.2	$4.4
*    Our actual contributions could differ materially from these estimates.

(d) Estimated future benefit payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Other Benefit Plans
2025	$10.6	$4.4
2026	10.9	4.7
2027	11.4	4.5
2028	11.7	4.8
2029	11.7	6.3
Thereafter	61.6	37.8
Total future benefit payments	$117.9	$62.5

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

18.    INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year ended December 31
	2024	2023	2022
Domestic (Canada) income (loss)	$42.7	$7.4	$(6.2)
Foreign income	489.5	298.6	245.3
Income before income taxes	$532.2	$306.0	$239.1

The provision for (recovery of) income taxes consisted of the following:

	Year ended December 31
	2024		2023		2022
Current income taxes (recoveries)
Domestic (Canada)	$1.5		$1.4		$1.0
Foreign	134.6		63.8		85.9
Total current income taxes (i) (ii)	136.1		65.2		86.9
Deferred income taxes (recoveries)
Domestic (Canada)	—		—		—
Foreign	(31.9)		(3.6)		(27.9)
Total deferred income taxes recoveries (i)	(31.9)		(3.6)		(27.9)
Income tax expense	$104.2	—	$61.6	—	$59.0

A reconciliation of the expected income tax expense calculated using combined Canadian federal and provincial income tax rate with our income tax expense is as follows:

	Year ended December 31
	2024	2023	2022

Expected statutory rate	26.5%	26.5%	26.5%
Expected income tax expense calculated using expected statutory rate	$141.0	$81.1	$63.4
Effect of foreign tax rate differences	(73.9)	(45.7)	(34.9)
Effect of foreign exchange	(10.7)	4.3	1.2
Effect of other, including non-taxable/non-deductible items and changes to net provisions related to tax uncertainties (i) (ii)	26.6	(3.3)	5.0
Change in valuation allowance (ii)	21.2	25.2	24.3
Income tax expense	$104.2	$61.6	$59.0
(i)    These line items in the two tables above include: (i) for 2024, a $22.3 withholding tax expense incurred to minimize the impact of the enactment of Pillar Two (global minimum tax) legislation in Canada, and a $3.9 tax expense arising from taxable temporary differences associated with the anticipated repatriation of undistributed earnings (Repatriation Expense) from certain of our Asian subsidiaries (ii) for 2023, a $11.3 tax expense arising from both the repatriation of undistributed earnings and taxable temporary differences associated with the anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries; and (iii) for 2022, a $3.3 Repatriation Expense related to certain of our Chinese subsidiaries ($3.3 of which was paid in 2023 and realized as a current tax expense in 2023).
(ii)    These line items for 2022, 2023 and 2024 in the two tables above include tax benefits related to return-to-provision adjustments for changes in estimates related to prior years based on changes in facts or circumstances (RTP Adjustments), and net adjustments for tax liabilities and uncertainties (discussed below).

Our effective income tax rate can vary significantly period-to-period for various reasons, including as a result of the mix and volume of business in various tax jurisdictions within the Americas, Europe and Asia, in jurisdictions with tax holidays and tax incentives, and in jurisdictions for which no net deferred income tax assets have been recognized because

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

management believes it is not probable that future taxable profit will be available against which tax losses and deductible temporary differences could be utilized. Our effective income tax rate can also vary due to the impact of restructuring charges, foreign exchange fluctuations, operating losses, cash repatriations, and changes in our provisions related to tax uncertainties.

During 2024, we recorded net income tax expense of $104.2, which included a $22.3 withholding tax expense incurred to minimize the impact of the enactment of Pillar Two (global minimum tax) legislation in Canada, $14.0 tax expense for tax uncertainties relating to one of our Asian subsidiaries, and a $3.9 Repatriation Expense related to certain of our Asian subsidiaries, offset in part by the recognition of $23.8 of previously unrecognized deferred tax arising from both our NCS acquisition in our U.S. group of subsidiaries and deductible temporary differences in one of our Asian subsidiaries (DTA Recognition), and $11.8 of reversals of tax uncertainties (Reversals) relating to certain of our Asian subsidiaries. Taxable foreign exchange impacts were not significant in 2024.

During 2023, we recorded net income tax expense of $61.6, which included a $11.3 tax expense arising from both the repatriation of undistributed earnings and taxable temporary differences associated with the anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries, and a $4.8 tax expense for tax uncertainties relating to one of our Asian subsidiaries, partially offset by the favorable impact of $5.5 in reversals of previously-recorded tax uncertainties in another of our Asian subsidiaries. Taxable foreign exchange impacts were not significant in 2023. Withholding tax of $5.8 associated with the repatriation of undistributed earnings from certain of our Asian subsidiaries in 2023 (realized as current tax) was fully offset by the reversal of previously accrued deferred taxes from the then-anticipated repatriation of such undistributed earnings.

During 2022, we recorded net income tax expense of $59.0, which was favorably impacted by $4.9 in reversals of tax uncertainties in one of our Asian subsidiaries, which was more than offset by an adverse $3.5 taxable foreign exchange impact arising primarily from the weakening of the Chinese renminbi relative to the U.S. dollar, our functional currency, and a $3.3 Repatriation Expense related to certain of our Chinese subsidiaries. Withholding tax of $10.3 associated with the repatriation of undistributed earnings from certain of our Chinese subsidiaries in 2022 (realized as current tax) was fully offset by the reversal of previously accrued deferred taxes from the then-anticipated repatriation of such undistributed earnings.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

The components of the deferred income taxes are as follows:

	December 31
	2024	2023
Deferred tax assets
Accounting provisions not currently deductible	$65.1	$30.4
Pensions and non-pension post-retirement benefits	7.6	5.1
Tax loss carryforwards	357.2	361.0
Other	60.8	77.9
Total gross deferred tax assets	490.7	474.4
Less: valuation allowance	(386.0)	(381.1)
Total net deferred tax assets	104.7	93.3

Deferred tax liabilities
Unrealized foreign exchange gains	16.4	23.1
Property, plant and equipment and intangibles	50.0	55.4
Total deferred tax liabilities	66.4	78.5

Net deferred tax assets/(liabilities)	$38.3	$14.8

Comprised of:
Non-current assets	87.7	57.0
Non-current liabilities	49.4	42.2
	$38.3	$14.8

The amount of tax loss carryforwards on hand at December 31, 2024 is $1,632.9 (December 31, 2023 — $1,658.3). We have applied a valuation allowance against these tax loss carryforwards to reflect management’s best estimate of future taxable profit that will be available against which we can utilize these tax loss carryforwards. $605.0 of these tax loss carryforwards expire between 2025 and 2044, and the remainder of the tax loss carryforwards have no expiry date.

At December 31, 2024, the aggregate amount of taxable temporary differences associated with investments in subsidiaries for which we have not recognized deferred tax liabilities is $42.2 (December 31, 2023 — $28.4). At December 31, 2024, we recorded aggregate deferred tax assets net of valuation allowance of nil relating to subsidiaries which realized losses. At December 31, 2023, we recorded aggregate deferred tax assets net of valuation allowance of $0.7 for one of our Asian subsidiaries which realized losses in 2021 — 2023. At December 31, 2022, we recorded aggregate deferred tax assets net of valuation allowance of $5.0 for one of our Asian subsidiaries and for our U.S. group of subsidiaries, each of which realized losses in 2021 and 2022. We recognize a valuation allowance against aggregate gross deferred tax assets based on our estimate of the future taxable profit we expect these subsidiaries to achieve based on our review of financial projections.

Certain countries in which we do business grant tax incentives to attract or retain our business. Our tax expense could increase if certain tax incentives from which we benefit are retracted or exhausted. A retraction could occur if we fail to satisfy the conditions on which these tax incentives are based, or if they are not renewed or replaced upon expiration. Our tax expense could also increase if tax rates applicable to us in such jurisdictions are otherwise increased, or due to changes in legislation or administrative practices. Changes in our outlook in any particular country could impact our ability to meet the required conditions.

Our tax incentives currently consist of tax exemptions for the profits of our Thailand and Laos subsidiaries. These tax exemptions are subject to certain conditions with which we intend to comply, and expire as described below.

We have four income tax incentives in Thailand. One of these incentives allows for a 50% income tax exemption until its expiration in 2027. The second incentive allows for a 100% income tax and distribution tax exemption for eight years, and expires in 2028. The third incentive allows for a 100% income tax and distribution tax exemption for six years, and expires in 2028. The fourth incentive, a new incentive obtained in 2023 and expected to commence in 2024, allows for a

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

100% income tax and distribution tax exemption for six years. Our tax incentive in Laos allows for a 100% income tax exemption until 2025, and a reduced income tax rate of 8% thereafter. Upon full expiry of each of the incentives, taxable profits associated with such incentives become fully taxable. The aggregate tax benefit arising from all of our tax incentives was approximately $44 for 2024 (2023 — $40; 2022 — $21).

See note 21 for contingencies regarding Romanian and Thai income and value-added tax matters.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31
	2024	2023
Balance, beginning of year	$46.1	$44.4
Additions, based on current year tax positions	0.2	1.4
Additions, for prior years' tax positions (i)	23.0	9.2
Reductions for prior years' tax positions	(2.7)	(2.9)
Reductions for lapse of statute of limitations	(11.5)	(6.7)
Reductions due to settlements (ii)	(2.4)	(0.2)
Impact of foreign exchange fluctuation	(2.7)	0.9
Balance, end of fiscal year	$50.0	$46.1
(i)    This line item in the table above include: (i) for 2024, a $14.0 tax expense for tax uncertainties relating to one of our Asian subsidiaries, and a $5.5 tax expense for tax uncertainties relating to one of our Mexican subsidiaries; and (ii) for 2023, a $4.3 tax expense for tax uncertainties relating to one of our Mexican subsidiaries, and a $3.8 tax expense relating to one of our Asian subsidiaries.
(ii)    This line item for 2024 includes a $2.4 tax recovery relating to the settlement of a tax audit for one of our Asian subsidiaries.

We recognize interest and penalties accrued related to unrecognized tax benefits within our tax expense. During 2024, we recognized interest and penalties of approximately $4.1 (2023 and 2022 — de minimis). We had approximately $8.5 accrued for the payment of interest and penalties at December 31, 2024 (December 31, 2023 —$4.5).

19.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

Our financial assets are comprised primarily of cash and cash equivalents, A/R, and derivatives used for hedging purposes. Our financial liabilities are comprised primarily of A/P, certain accrued and other liabilities, the Term Loans, borrowings under the Revolver, lease obligations, and derivatives used for hedging purposes. Subsequent to initial recognition, we record the majority of our financial assets and liabilities at amortized cost except for derivative assets and liabilities, which we measure at fair value.

As of December 31, 2024, we recorded accrued payroll and benefits of $240.5 in accrued and other current liabilities on our consolidated balance sheet (December 31, 2023 — $207.4).
    Cash and cash equivalents are comprised of the following:

	December 31
	2024	2023
Cash	$415.4	$366.8
Cash equivalents	7.9	3.6
	$423.3	$370.4

Our current portfolio of cash and cash equivalents consists of bank deposits and short-term investments with original maturities of three months or less.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Financial risk management objectives:

We have exposures to a variety of financial risks through our operations. We regularly monitor these risks and have established policies and business practices that are intended to mitigate the adverse effects of these potential exposures, including the use of derivative financial instruments, such as foreign currency forward and swap contracts, the TRS Agreement and interest rate swap agreements. We do not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.

(a)    Currency risk:

Due to the global nature of our operations, we are exposed to exchange rate fluctuations on our financial instruments denominated in various currencies. The majority of our currency risk is driven by operational costs, including income tax expense, incurred in local currencies by our subsidiaries. As part of our risk management program, we attempt to mitigate currency risk through a hedging program using forecasts of our anticipated future cash flows and monetary assets and monetary liabilities denominated in foreign currencies. We enter into foreign currency forward contracts and swaps, generally for periods of up to 12 months, to lock in the exchange rates for future foreign currency transactions, which are intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in local currencies. These derivatives when in effective hedge relationships are designated as cash flow hedging instruments and when the hedge relationship does not meet hedge accounting criteria, the derivatives are measured at fair value with changes in fair value recognized in the consolidated statement of operations. While these contracts are intended to reduce the effects of fluctuations in foreign currency exchange rates on our operating costs and cash flows, our hedging strategy does not mitigate the longer-term impacts of changes to foreign exchange rates. Although our functional currency is the U.S. dollar, currency risk on our income tax expense arises as we are generally required to file our tax returns in the local currency for each particular country in which we have operations. While our hedging program is designed to mitigate currency risk vis-à-vis the U.S. dollar, we remain subject to taxable foreign exchange impacts in our translated local currency financial results relevant for tax reporting purposes.

We cannot predict changes in currency exchange rates, the impact of exchange rate changes on our operating results, nor the degree to which we will be able to manage the impact of currency exchange rate changes. Such changes could have a material effect on our business, financial performance and financial condition.

Our foreign currency forwards and swaps entered into prior to 2024 were not designated as effective cash flow hedges under GAAP. As such, the criteria for hedge accounting had not been met and changes in the fair value of those derivatives were marked-to-market through our consolidated statement of operations (miscellaneous expense (income)) instead of being deferred in AOCI. Starting in January 2024, foreign currency forward contracts and swaps were designated as cash flow hedges when the hedging relationship is effective and meets the hedge accounting criteria.

(b)    Interest rate risk:

    Borrowings under the Credit Facility bear interest at specified rates, plus specified margins. See note 11. Our borrowings under this facility at December 31, 2024 totaled $741.2 (December 31, 2023 — $608.9), comprised in each year of aggregate outstanding borrowings under the Term Loans, and other than ordinary course L/Cs (described below), nil amount outstanding under the Revolver. Such borrowings expose us to interest rate risk due to the potential variability of market interest rates. Without accounting for the interest rate swaps described below, a one-percentage point increase in these rates would increase interest expense, based on outstanding borrowings of $741.2 as at December 31, 2024, by $7.4 annually.

    As part of our risk management program, we attempt to mitigate interest rate risk through interest rate swaps. In order to partially hedge against our exposure to interest rate variability on our Term Loans, we have entered into various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings under our Term Loans. At December 31, 2024, we had: (i) interest rate swaps hedging the interest rate risk associated with $100.0 of our Initial Term Loan borrowings (and any subsequent term loans replacing the Initial Term Loan) that expire in December 2025 (Initial Swaps); (ii) interest rate swaps hedging the interest rate risk associated with $100.0 of outstanding borrowings under the Incremental Term Loan that expire in December 2025 (Incremental Swaps); and (iii) interest rate swaps hedging the interest rate risk associated with an additional $130.0 of our Incremental Term Loan borrowings that expire in December 2025 (Additional Incremental Swaps). The option to cancel up to $50.0 of the notional

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

amount of the Additional Incremental Swaps from January 2024 through October 2025 was terminated in January 2024. These derivatives when in effective hedge relationships are designated as cash flow hedging instruments.

At December 31, 2024, the interest rate risk related to $411.2 of borrowings under the Credit Facility was unhedged, consisting of unhedged amounts outstanding under the Term Loans ($297.5 under the Initial Term Loan and $113.7 under the Incremental Term Loan), and no amounts outstanding (other than ordinary course L/Cs) under the Revolver (December 31, 2023 — $278.9 unhedged, consisting of $180.4 under the Initial Term Loan and $98.5 under the Incremental Term Loan, and no amounts outstanding (other than ordinary course L/Cs) under the Revolver). A one-percentage point increase in applicable interest rates would increase interest expense, based on the outstanding borrowings under the Credit Facility at December 31, 2024, and including the impact of our interest rate swap agreements, by $4.1 annually. As we have swapped $330.0 of our borrowings under the Term Loans from floating to fixed rates as at December 31, 2024, the financial impact of a 25 basis point increase in the floating market interest rate would increase the unrealized gain by $0.8 and a 25 basis point decrease in the floating interest rate would decrease our unrealized gain on the interest rate swaps by $0.8.

We amended our Credit Facility in June 2023 to replace LIBOR with Adjusted Term SOFR. See note 11. In June 2023, all of our interest rate swap agreements were similarly amended. None of these amendments (individually or in the aggregate) had a significant impact on our consolidated financial statements. All of our other contracts that were previously indexed to LIBOR transitioned to alternative benchmark rates in prior years. These transitions did not have a significant impact on our consolidated financial statements.

Our interest rate swap agreements entered into prior to 2024 were not designated as effective cash flow hedges under GAAP. As such, the criteria for hedge accounting had not been met and changes in the fair value of those derivatives were marked-to-market through our consolidated statement of operations (as miscellaneous expense (income)) instead of being deferred in AOCI. Starting in January 2024, interest rate swaps are designated as cash flow hedges when the hedge relationship is effective and meets GAAP hedge accounting criteria.

(c)    Equity price risk:

We entered into TRS Agreement in December 2022 with a third-party bank with respect to an original notional amount of 3.0 million of our SVS (reduced to 1.25 million SVS after partial terminations in September 2023 and February 2024), to manage our cash flow requirements and exposure to fluctuations in the share price of the SVS in connection with the settlement of certain outstanding equity awards under our SBC plans. The counterparty under the TRS Agreement is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS (as defined in the TRS Agreement) over the TRS Agreement’s term, in exchange for periodic payments made by us based on the counterparty’s SVS purchase costs and SOFR plus a specified margin. Similarly, if the value of the TRS (as defined in the TRS Agreement) decreases over the term of the TRS Agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. The change in value of the TRS is determined by comparing the average amount realized by the counterparty upon the disposition of purchased SVS to the average amount paid for such SVS. The TRS does not qualify for hedge accounting. The counterparty acquired the entire original notional amount at a weighted average price of $12.73 per share. The TRS Agreement provides for automatic annual one-year extensions (subject to specified conditions), and may be terminated by either party (in whole or in part) at any time. In September 2023, we terminated a portion of the TRS Agreement by reducing the notional amount by 0.5 million Common Shares. In February 2024, we terminated a further portion of the TRS Agreement by reducing the notional amount by an additional 1.25 million Common Shares. In connection with the September 2023 and February 2024 partial terminations, we received $5.0 and $32.3 from the counterparty, respectively, each of which was recorded in cash provided by financing activities in our consolidated statement of cash flows.

(d)    Credit risk:

Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a financial loss to us. We believe our credit risk of counterparty non-performance continues to be relatively low. We are in regular contact with our customers, suppliers and logistics providers, and have not experienced significant counterparty credit-related non-performance in 2024 or 2023. However, if a key supplier (or any company within such supplier's supply chain) or customer fails to comply with their contractual obligations, this could result in a significant financial loss to us. We would also suffer a significant financial loss if an institution from which we purchased foreign currency exchange contracts or swaps, interest

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

rate swaps, or annuities for our pension plans, or the counterparty to our TRS, defaults on their contractual obligations. With respect to our financial market activities, we have adopted a policy of dealing only with counterparties we deem to be creditworthy to help mitigate the risk of financial loss from defaults. We monitor the credit risk of the counterparties with whom we conduct business, through a combined process of credit rating reviews and portfolio reviews. To attempt to mitigate the risk of financial loss from defaults under our foreign currency forward contracts and swaps, our interest rate swaps and our TRS Agreement, our contracts are held by counterparty financial institutions, each of which had a Standard and Poor’s rating of A-2 or above at December 31, 2024. In addition, we maintain cash and short-term investments in highly-rated investments or on deposit with major financial institutions. Each financial institution with which we had our A/R sales program and our SFPs had a Standard and Poor’s short-term rating of A-1 or above and a long-term rating of A or above at December 31, 2024. The financial institutions from which annuities have been purchased for the defined benefit component of our U.K. Main pension plan are governed by local regulatory bodies.

    We also provide unsecured credit to our customers in the normal course of business. Customer exposures that potentially subject us to credit risk include our A/R, inventory on hand, and non-cancellable purchase orders in support of customer demand. From time to time, we extend the payment terms applicable to certain customers, and/or provide longer payment terms when deemed commercially reasonable. Longer payment terms could adversely impact our working capital requirements, and increase our financial exposure and credit risk. We attempt to mitigate customer credit risk by monitoring our customers’ financial condition and performing ongoing credit evaluations as appropriate. In certain instances, we obtain L/Cs or other forms of security from our customers. We may also purchase credit insurance from a financial institution to reduce our credit exposure to certain customers. We consider credit risk in determining our allowance for credit losses, and we believe that such allowance, as adjusted from time to time, is adequate. The carrying amount of financial assets recorded in our consolidated financial statements, net of our allowance for credit losses, represents our estimate of maximum exposure to credit risk. No significant adjustments were made to our allowance for credit losses during 2024 in connection with our ongoing assessments and monitoring initiatives. At December 31, 2024, less than 1% of our gross A/R was over 90 days past due (December 31, 2023 — less than 1%).

(e)    Liquidity risk:

Liquidity risk is the risk that we may not have cash available to satisfy our financial obligations as they come due. We manage liquidity risk through maintenance of cash on hand and access to the various financing arrangements described in notes 4 and 11.

Fair values:

We estimate the fair value of each class of financial instrument. The carrying values of cash and cash equivalents, our A/R, A/P, accrued liabilities and provisions, and our borrowings under the Revolver approximate their fair values due to their short-term nature. The carrying value of the Term Loans approximates their fair value as they bear interest at a variable market rate. The fair values of foreign currency contracts are estimated using generally accepted valuation models based on a discounted cash flow analysis with inputs of observable market data, including currency rates and discount factors. Discount factors are adjusted by our own credit risk or the credit risk of the counterparty, depending on whether the fair values are in liability or asset positions, respectively. We obtained third-party valuations of the swaps under our interest rate swap agreements and the TRS Agreement. The valuations of our interest rate swap agreements are primarily measured through various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and volatility, and credit risk adjustments. The valuation of the TRS is primarily measured by reference to observable market data, including movements in the price of our Common Shares over the valuation period and the volume weighted average price of counterparty's purchases of Common Shares, adjusted for required interest payments based on SOFR, the rate applicable to the TRS Agreement. The valuations of foreign currency contracts, interest rate swaps and the TRS Agreement are based on Level 2 data inputs of the fair value measurement hierarchy (described in note 2(q)). There were no transfers of fair value measurements between fair value hierarchies in 2024 or 2023.

See note 17 for the input levels used to measure the fair value of our pension assets. Foreign currency forward and swap contracts are valued using an income approach, by comparing the current quoted market forward rates to our contract rates and discounting the values with appropriate market observable credit risk adjusted rates.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Hedging activities:

    At December 31, 2024, we had outstanding foreign currency forward contracts designated as cash flow hedges with a notional value of $497.2 (December 31, 2023 — nil) and outstanding interest rate swaps designated as cash flow hedges with a notional value of $330.0 (December 31, 2023 — nil). At December 31, 2024, we had additional outstanding foreign currency forward contracts not designated as cash flow hedges with a notional value of $250.8 (December 31, 2023 — $700.4) and outstanding interest rate swaps not designated as cash flow hedges with a notional value of nil (December 31, 2023 — $330.0).

The tables below presented information regarding the fair values of derivative instruments and the effects of derivative instruments on our consolidated financial statements:

Derivatives not designated as hedging instruments (economic hedges):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	December 31 2024	December 31 2023	Balance sheet classification	December 31 2024	December 31 2023
Foreign currency contracts	Other current assets	$8.9	$15.8	Other current liabilities	$13.1	$9.3
TRS	Other current assets	99.4	40.6	Other current liabilities	—	—
Interest rate swaps	Other current assets	—	2.2	Other current liabilities	—	—
Interest rate swaps	Other non-current assets	—	11.0	Other non-current liabilities	—	—

Location of Loss (Gain) Recognized	Amount of Loss (Gain) Recognized in Income
	Year ended December 31
	2024	2023	2022
Foreign currency contracts
Cost of sales	$(0.9)	$—	$—
SG&A	1.0	—	—
Miscellaneous expense (income)	—	2.0	18.4
TRS
Cost of sales	(39.6)	—	—
SG&A	(51.4)	—	—
Miscellaneous expense (income)	—	(45.6)	—
Interest rate swaps
Miscellaneous expense (income)	—	(3.6)	(23.0)

Derivatives designated as cash flow hedges:

	Asset Derivatives		Liability Derivatives
	Balance sheet classification	Fair Value at December 31, 2024 (iii)	Balance sheet classification	Fair Value at December 31, 2024 (iii)
Foreign currency contracts (i)	Other current assets	$3.5	Other current liabilities	$17.8
Interest rate swaps (ii)	Other current assets	6.6	Other current liabilities	—
(i)    In the next twelve months, we estimate that $9.4 of existing losses, net of tax, will be reclassified from AOCI into our consolidated statement of operations, to offset transactions denominated in foreign currencies. The maximum length of time we hedge our exposure to the variability in future cash flows for forecasted foreign currency transactions is 12 months.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(ii)    In the next twelve months, we estimate that $6.6 of existing gains, net of tax, will be reclassified from AOCI into our consolidated statement of operations, to offset interest payments. The maximum length of time that we hedge our exposure to the variability in future cash flows for forecasted interest payments is 12 months.
(iii)    Prior to 2024, we had no cash flow hedges using foreign currency contracts and interest rate swaps in designated accounting hedges. In January 2024, foreign currency forward contracts and interest rate swaps were designated as cash flow hedges when the hedging relationship is effective and meets the hedge accounting criteria.

Loss (gain) reclassified from AOCI into income for 2024 (i)	Foreign currency contracts	Interest rate swaps
Cost of sales	$11.2	$—
SG&A	1.8	—
Finance costs	—	(11.1)
Miscellaneous expense (income)	6.0	8.5
(i)    Nil effects of cash flow hedges were recorded in cost of sales, SG&A and finance costs during 2023 and 2022 and hence were not presented.

See note 13 for activities we recorded in AOCI related to our interest rate swap cash flow hedges and foreign currency forward contracts cash flow hedges in 2024.

20.    EARNINGS PER SHARE:

Basic and diluted earnings per share for 2024, 2023 and 2022 are calculated by dividing net earnings by the following weighted average number of shares:

(in millions)	2024	2023	2022
Basic weighted average number of shares outstanding	118.1	120.1	123.5
Dilutive effect of outstanding awards under SBC plans	0.6	0.2	0.1
Diluted weighted average number of shares outstanding	118.7	120.3	123.6
For 2024 and 2023, we excluded nil stock options from the diluted weighted average number of shares calculation. For 2022, we excluded 0.4 million stock options from the diluted weighted average number of shares calculation as they were out-of-the-money. References to shares in this note are to our Common Shares (applicable subsequent to April 2024) or to our MVS and SVS collectively (applicable prior to April 2024) (see note 12).
21.    COMMITMENTS, CONTINGENCIES AND GUARANTEES:
At December 31, 2024, we had commitments (not recognized as liabilities as of such date) under IT support agreements that require future minimum payments as follows:

2025	$29.0
2026	21.6
2027	15.9
2028	10.0
2029	5.2
Thereafter	10.1
Total future minimum payments	$91.8

As at December 31, 2024, management had approved $74.6 for capital expenditures, primarily to increase manufacturing space at certain facilities and for machinery and equipment to support new customer programs, and issued $49.2 of such amount in purchase orders to third-party vendors.

We have contingent liabilities in the form of L/Cs, letters of guarantee and surety bonds (collectively, Guarantees) which we have provided to various third parties. The Guarantees cover various payments, including customs and excise taxes,

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

utility commitments and certain bank guarantees. At December 31, 2024, we had $34.1 of Guarantees (December 31, 2023 — $27.0), including $11.1 (December 31, 2023 — $10.5) of L/Cs outstanding under our Revolver.
We are required to make scheduled quarterly principal amortization payments under the New Term Loans, certain annual mandatory prepayments under the Credit Facility under specified circumstances, payments of outstanding amounts under the Credit Facility at maturity (see note 11), contractual payments under our lease obligations (described in note 7), and contributions to our pension and non-pension post-employment benefit plans (see note 17). We are also required to pay interest, fees and charges under our Credit Facility, A/R sales program and SFPs, interest rate swap agreements (the amounts thereunder are determined based on market rates at the time the interest payments are due) and the TRS Agreement, and may be required to make other payments under the TRS Agreement (see notes 4, 11 and 19). See note 19 for our obligations under the foreign exchange forward contracts we held at December 31, 2024. See note 7 for our real property lease commitments for a lease that has not yet commenced.
Indemnifications:
We provide routine indemnifications, the terms of which range in duration and scope, and often are not explicitly defined, including for third-party intellectual property infringement, certain negligence claims, and for our directors and officers. We have also provided indemnifications in connection with the sale of certain assets and each of the Secondary Offerings. The maximum potential liability from these indemnifications cannot be reasonably estimated. In some cases, we have recourse against other parties or insurance to mitigate our risk of loss from these indemnifications. Historically, we have not made significant payments relating to these types of indemnifications.
Litigation:
    In the normal course of our operations, we may be subject to litigation, investigations and other claims, including legal, regulatory and tax proceedings. Management believes that adequate provisions have been recorded where required. Although it is not always possible to estimate the extent of potential costs, if any, management believes that the ultimate resolution of all such pending matters will not have a material adverse impact on our financial performance, financial position or liquidity.
Income taxes and other matters:
    We are subject to tax audits in various jurisdictions. Reviews by tax authorities generally focus on, but are not limited to, the validity of our inter-company transactions, including financing and transfer pricing policies which may involve subjective areas of taxation and significant judgment.
The successful pursuit of assertions made by any government authority, including tax authorities, could result in our owing significant amounts of tax or other reimbursements, interest and possibly penalties. We believe we adequately accrue for any probable potential adverse ruling. However, there can be no assurance as to the final resolution of any claims and any resulting proceedings. If any claims and any ensuing proceedings are determined adversely to us, the amounts we may be required to pay could be material, and in excess of amounts accrued.
In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $6 at December 31, 2024 exchange rates), for additional income and value-added taxes for one of our Romanian subsidiaries for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and intend to vigorously defend our position through all necessary appeals or other judicial processes.
In the fourth quarter of 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 at 2024 year-end exchange rates) for our Thai subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thai tax laws and regulations, and intend to vigorously defend our position through all necessary appeals or other judicial processes.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

22.    SEGMENT AND GEOGRAPHIC INFORMATION:

    Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenue and incur expenses; for which discrete financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and to assess performance. No operating segments have been aggregated to determine our reportable segments.

    Our CEO, as the chief operating decision maker (CODM), organizes our company, manages resource allocations and measures performance among our two operating and reportable segments: ATS and CCS. Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Our CCS segment consists of our Communications and Enterprise (servers and storage) end markets.

Factors considered in determining the two reportable segments include the nature of applicable business activities, management structure, market strategy and margin profiles. Products and services in our ATS segment are extensive and are often more regulated than in our CCS segment, and can include the following: government-certified and highly-specialized manufacturing, electronic and enclosure-related services for A&D customers; high-precision semiconductor and display equipment and integrated subsystems; a wide range of industrial automation, controls, test and measurement devices; engineering-focused engagements, including in the areas of telematics, human machine interface, Internet-of-Things and embedded systems; advanced solutions for surgical instruments, diagnostic imaging and patient monitoring; and efficiency products to help manage and monitor the energy and power industries. Our ATS segment businesses typically have higher margin profiles and margin volatility, higher working capital requirements, and longer product life cycles than the traditional businesses in our CCS segment. Products and services in our CCS segment consist predominantly of enterprise-level data communications and information processing infrastructure products and systems, and can include routers, switches, data center interconnects, edge solutions, and servers and storage-related products used by a wide range of businesses and cloud-based and other service providers to manage digital connectivity, commerce and social media applications. Our traditional CCS segment businesses typically have lower margin profiles, lower working capital requirements, and higher volumes than the businesses in our ATS segment. Within our CCS segment, however, our Hardware Platform Solutions (HPS) business (which includes firmware/software enablement across all primary IT infrastructure data center technologies, open source software offerings that complement our hardware platforms, and aftermarket services including IT asset management and disposition, typically has a higher margin profile than our traditional CCS businesses, but also requires specific investments (including research and development (R&D)) and higher working capital. Our CCS segment generally experiences a high degree of volatility in terms of revenue and product/service mix and as a result, our CCS segment margin can fluctuate from period to period.

    Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue). Revenue is attributed to the segment in which the product is manufactured or the service is performed. Segment income is defined as a segment’s revenue less its cost of sales and its allocatable portion of selling, general and administrative expenses and R&D expenses (collectively, Segment Costs). Identifiable Segment Costs are allocated directly to the applicable segment while other Segment Costs, including indirect costs and certain corporate charges, are allocated to our segments based on an analysis of the relative usage or benefit derived by each segment from such costs. Segment income excludes finance costs; employee SBC expense; commencing in 2023, TRS FVAs (defined in note 12(b)); amortization of intangible assets (excluding computer software); restructuring and other charges, net of recoveries (the components of which are described in note 14); miscellaneous expense (income); and FCC Transitional ADJ (defined as adjustments due to our transition from International Financial Reporting Standards to GAAP related to foreign currency forward contracts recorded in earnings from operations), as these costs, charges/recoveries and adjustments are managed and reviewed by the CODM at the company level. Our segments do not record inter-segment revenue. Although segment income and segment margin are used to evaluate the performance of our segments, we may incur operating costs in one segment that may also benefit the other segment. The operating segment performance is not evaluated based on segment asset or liability information. Our accounting policies for segment reporting are the same as those applied to the Company as a whole.

Information regarding each reportable segment for the periods indicated is set forth below:

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Revenue by segment:	Year ended December 31
	2024		2023		2022
		% of Total		% of Total		% of Total
ATS	$3,155.5	33%	$3,319.8	42%	$2,979.0	41%
CCS
Communications	$3,946.7	41%	$2,675.6	33%	$2,865.0	40%
Enterprise	2,543.8	26%	1,965.6	25%	1,406.0	19%
	$6,490.5	67%	$4,641.2	58%	$4,271.0	59%

Total revenue	$9,646.0		$7,961.0		$7,250.0

Segment Costs by segment:	Year ended December 31
	2024	2023	2022
ATS cost of sales	$2,894.9	$3,044.3	$2,735.1
ATS other Segment Costs	116.5	120.5	103.6
CCS cost of sales	5,732.1	4,136.4	3,860.0
CCS other Segment Costs	279.9	218.2	193.4

Total Segment Costs	$9,023.4	$7,519.4	$6,892.1

Segment income, segment margin, and reconciliation of segment income to earnings before income taxes:	Note	Year ended December 31
		2024		2023		2022
			Segment Margin		Segment Margin		Segment Margin
ATS segment income and margin		$144.1	4.6%	$155.0	4.7%	$140.3	4.7%
CCS segment income and margin		478.5	7.4%	286.6	6.2%	217.6	5.1%
Total segment income		622.6		441.6		357.9

Reconciling items:
Finance costs		52.1		78.9		51.7
Miscellaneous expense (income) (1)	15	15.0		(46.6)		(1.5)
FCC Transitional ADJ: (gains)		(1.3)		(1.2)		(26.1)
Employee SBC expense	12	57.4		55.6		51.0
TRS FVAs (gains)	12	(91.0)		—		—
Amortization of intangible assets (excluding computer software)		38.8		36.8		37.0
Restructuring and other charges, net of recoveries	14	19.4		12.1		6.7
Earnings before income taxes		$532.2		$306.0		$239.1
(1)    Miscellaneous expense (income) for 2023 included a favorable TRS FVA of $45.6. Commencing in 2024, TRS FVAs are reported in cost of sales and SG&A.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

The following table details our external revenue allocated by manufacturing location among countries that generated 10% or more of total revenue for the years indicated:

	Year ended December 31
	2024	2023	2022
Thailand	53%	46%	44%
Malaysia	*	11%	12%
China	*	*	11%
* Less than 10%.

    The following table details our allocation of PP&E and operating leases ROU assets among countries that represented 10% or more of total PP&E and operating leases ROU assets for the years indicated:

	December 31
	2024	2023
Thailand	30%	25%
United States	22%	24%
Malaysia	12%	*
Mexico	10%	*
* Less than 10%.

Customers:

    In 2024, two customers (each in our CCS segment) individually represented 10% or more of total revenue (28% and 11%, respectively). In 2023, one customer (in our CCS segment) individually represented 10% or more of total revenue (22%). In 2022, two customers (each in our CCS segment) individually represented 10% or more of total revenue (11% for each customer).

At December 31, 2024, we had one customer (in our CCS segment) that individually represented 10% or more of total A/R (December 31, 2023— two customers, one in our CCS segment and one in our ATS segment).