Form 10-Q
period 2025-03-31
CELESTICA INC
filed 2025-04-24
CIK 1030894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 001-14832
_____________________
CELESTICA INC.
(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-0185558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

        5140 Yonge Street, Suite 1900
        Toronto, Ontario, Canada                    M2N 6L7
(Address of principal executive offices)                (Zip Code)

(416) 448-2211
(Registrant’s telephone number, including area code)
_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	CLS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2025, the registrant had 114,991,980 Common Shares outstanding.

CELESTICA INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELESTICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
(unaudited)

	Note	March 31 2025	December 31 2024
Assets
Current assets:
Cash and cash equivalents		$303.0	$423.3
Accounts receivable, net	5	2,135.9	2,069.0
Inventories	6	1,788.3	1,760.6
Other current assets	15	149.3	259.3
Total current assets		4,376.5	4,512.2
Property, plant and equipment, net		536.5	537.2
Operating lease right-of-use assets	7	124.6	124.4
Goodwill		340.5	340.5
Intangible assets		297.5	308.0
Deferred income taxes		86.9	87.7
Other non-current assets	15	72.4	78.2
Total assets		$5,834.9	$5,988.2

Liabilities and Equity
Current liabilities:
Current portion of borrowings under credit facility and finance lease obligations	8	$26.7	$26.5
Accounts payable		1,377.8	1,294.8
Accrued and other current liabilities and provisions	15	1,531.9	1,606.6
Income taxes payable		117.8	93.5
Total current liabilities		3,054.2	3,021.4
Long-term portion of borrowings under credit facility and finance lease obligations	8	915.0	770.2
Pension and non-pension post-employment benefit obligations		85.3	83.8
Other non-current liabilities and provisions		174.5	167.4
Deferred income taxes		49.1	49.4
Total liabilities		4,278.1	4,092.2
Commitments and contingencies	17
Equity:
Total equity		1,556.8	1,896.0
Total liabilities and equity		$5,834.9	$5,988.2

Subsequent event (note 9)

     The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in millions of U.S. dollars, except per share amounts)
(unaudited)

		Three months ended
		March 31
	Note	2025	2024

Revenue	3	$2,648.6	$2,208.9
Cost of sales	6	2,374.7	1,986.8
Gross profit		273.9	222.1
Selling, general and administrative expenses		112.5	64.8
Research and development		17.6	16.5
Amortization of intangible assets		11.1	10.2
Restructuring and other charges, net of recoveries	11	3.9	4.8
Earnings from operations		128.8	125.8
Finance costs		13.7	14.0
Miscellaneous expense	12	1.4	6.6
Earnings before income taxes		113.7	105.2
Income tax expense (recovery)	14
Current		27.6	10.7
Deferred		(0.1)	2.7
		27.5	13.4
Net earnings		$86.2	$91.8

Earnings per share:
Basic		$0.74	$0.77
Diluted		$0.74	$0.77

Weighted-average shares used in computing per share amounts (in millions):
Basic	16	115.9	119.0
Diluted	16	116.9	119.3

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(unaudited)

		Three months ended
		March 31
	Note	2025	2024

Net earnings		$86.2	$91.8

Other comprehensive income (loss), net of tax	10
Losses related to defined benefit pension and non-pension post-employment benefit plans	13	(3.0)	(0.5)
Currency translation differences for foreign operations		0.7	(3.3)
Unrealized gain (loss) on currency forward derivative hedges		6.3	(3.7)
Unrealized gain (loss) on interest rate swap derivative hedges		(2.1)	3.7
Total other comprehensive income (loss), net of tax		1.9	(3.8)

Total comprehensive income		$88.1	$88.0

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(unaudited)

	Note	Capital stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)(a)	Total equity
Balance -- January 1, 2024		$1,672.5	$(80.1)	$1,030.6	$(851.8)	$(0.2)	$1,771.0
Capital transactions:	9
Issuance of capital stock		5.4	—	(1.5)	—	—	3.9
Repurchase of capital stock for cancellation (b)		(6.4)	—	(7.4)	—	—	(13.8)
Purchase of treasury stock for stock-based compensation (SBC) plans(c)		—	(94.1)	—	—	—	(94.1)
SBC cash settlement		—	—	(69.0)	—	—	(69.0)
SBC		—	79.2	(55.9)	—	—	23.3
Total comprehensive income:
Net earnings for the period		—	—	—	91.8	—	91.8
Other comprehensive loss		—	—	—	—	(3.8)	(3.8)
Balance -- March 31, 2024		$1,671.5	$(95.0)	$896.8	$(760.0)	$(4.0)	$1,709.3

Balance -- January 1, 2025		$1,632.8	$(92.9)	$797.5	$(423.8)	$(17.6)	$1,896.0
Capital transactions:	9
Issuance of capital stock		5.1	—	(5.1)	—	—	—
Repurchase of capital stock for cancellation (d)		(9.2)	—	(67.0)	—	—	(76.2)
Purchase of treasury stock for SBC plans		—	(221.6)	—	—	—	(221.6)
SBC cash settlement		—	—	(156.0)	—	—	(156.0)
SBC		—	108.9	(82.4)	—	—	26.5
Total comprehensive income:
Net earnings for the period		—	—	—	86.2	—	86.2
Other comprehensive income		—	—	—	—	1.9	1.9
Balance -- March 31, 2025		$1,628.7	$(205.6)	$487.0	$(337.6)	$(15.7)	$1,556.8
(a)    Accumulated other comprehensive income (loss) is net of tax (see note 10).
(b)    Consists of $16.5 paid to repurchase common shares for cancellation during the first quarter of 2024, offset in part by the reversal of $2.7 accrued at December 31, 2023 for the estimated contractual maximum quantity of permitted common share repurchases (Contractual Maximum Quantity) under an automatic share purchase plan (ASPP) executed in December 2023 for such purpose (see note 9).
(c)    Consists of $101.6 paid to repurchase common shares for delivery obligations under our SBC plans during the first quarter of 2024, offset in part by the reversal of $7.5 accrued at December 31, 2023 for the estimated Contractual Maximum Quantity under an ASPP executed in September 2023 for such purpose (see note 9).
(d)    Consists of $75.0 paid to repurchase common shares for cancellation during the first quarter of 2025 and $1.2 accrued at March 31, 2025 for share buyback taxes (see note 9).

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(unaudited)

		Three months ended
		March 31
Cash provided by (used in):	Note	2025	2024
Operating activities:
Net earnings		$86.2	$91.8
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization		37.4	35.7
SBC	9	26.0	22.7
Total return swap (TRS) fair value adjustments	9	19.1	(31.5)
Restructuring and other charges		—	0.7
Unrealized losses on hedge derivatives		1.3	5.8
Deferred income taxes		(0.1)	2.7
Other		6.2	(6.3)
Changes in non-cash working capital items:
Accounts receivable		(66.9)	(16.8)
Inventories		(27.7)	152.7
Other current assets		3.0	(10.1)
Accounts payable, accrued and other current liabilities, provisions and income taxes payable		45.8	(139.3)
Net cash provided by operating activities		130.3	108.1

Investing activities:
Purchase of property, plant and equipment		(36.7)	(40.4)
Net cash used in investing activities		(36.7)	(40.4)

Financing activities:
Borrowings under revolving loans	8	310.0	285.0
Repayments under revolving loans	8	(160.0)	(257.0)
Repayments under term loans	8	(4.4)	(4.6)
Principal payments of finance leases		(2.6)	(2.5)
Proceeds from issuance of capital stock	9	—	3.9
Repurchase of capital stock for cancellation	9	(77.7)	(16.5)
Purchase of treasury stock for SBC plans	9	(221.6)	(101.6)
Proceeds from TRS settlement	15	98.6	32.3
SBC cash settlement	9	(156.0)	(69.0)
Debt issuance costs paid		(0.2)	—
Net cash used in financing activities		(213.9)	(130.0)

Net decrease in cash and cash equivalents		(120.3)	(62.3)
Cash and cash equivalents, beginning of period		423.3	370.4
Cash and cash equivalents, end of period		$303.0	$308.1

Supplemental disclosure information:
Interest paid		$14.8	$14.7
Net income taxes paid		$5.6	$18.9
Non-cash investing activity:
Unpaid purchases of property, plant and equipment at end of period		$17.1	$37.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)

1.             REPORTING ENTITY

Celestica Inc. (referred to herein as Celestica, the Company, we, us, or our) is incorporated in Ontario with its corporate headquarters located in Toronto, Ontario, Canada. Celestica’s common shares (Common Shares) are listed on the Toronto Stock Exchange (TSX) and the New York Stock Exchange (NYSE). Our operating and reportable segments consist of the Advanced Technology Solutions (ATS) segment and the Connectivity & Cloud Solutions (CCS) segment. See note 3 for further detail regarding segment information.

2.             BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation:

These unaudited interim condensed consolidated financial statements for the period ended March 31, 2025 (Q1 2025 Interim Financial Statements) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Q1 2025 Interim Financial Statements, in the opinion of management, reflect all normal and recurring adjustments necessary to present fairly our financial position, operating results and cash flows for the periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. The three months ended March 31, 2025 and March 31, 2024 are referred to herein as Q1 2025 and Q1 2024, respectively. The Q1 2025 Interim Financial Statements should be read in conjunction with our 2024 annual consolidated financial statements and related notes (2024 AFS) which are included in our Annual Report on Form 10-K for the year ended December 31, 2024. The Q1 2025 Interim Financial Statements are presented in United States (U.S.) dollars, which is also Celestica's functional currency. Unless otherwise noted, all financial information is presented in millions of U.S. dollars (except percentages and per share/per unit amounts). We have reclassified certain prior period information to conform with the presentation of the current period.

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

Our review of the estimates, judgments and assumptions used in the preparation of the Q1 2025 Interim Financial Statements included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness, and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization,

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
or impairments of our assets or our reporting units, any of which could have a material impact on our financial performance and financial condition.

The U.S. presidential administration has announced various tariffs, including subsequent reciprocal and retaliatory tariffs. Our review of the estimates, judgments and assumptions included consideration of the potential impacts of these tariffs, including with respect to the determination of whether indicators of impairment existed for our reporting units.

Significant accounting policies:

The Q1 2025 Interim Financial Statements have been prepared on a basis consistent with the accounting policies as described in note 2 to our 2024 AFS.

Recently adopted accounting pronouncements:

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. The impact of our adoption of such guidance will be reflected in our 2025 annual consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose disaggregated information about certain costs and expenses in the notes to their financial statements. The objective of this update is to provide more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general and administrative expenses (SG&A), and research and development expenses. The update mandates that entities present a tabular disclosure of each relevant expense caption on the face of the income statement, disaggregated into specified categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other significant expenses. This enhanced disclosure aims to improve the transparency and decision-usefulness of financial statements for investors and other users. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted.

We are currently evaluating the impact that the updated standards will have on our financial statement disclosures. We believe that other recently issued accounting standards will either not have a material impact on the consolidated financial statements or will not apply to our operations.

3.           SEGMENT AND CUSTOMER REPORTING

Segments:

Celestica delivers innovative supply chain solutions to customers in two operating and reportable segments. Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense, Industrial, HealthTech and Capital Equipment businesses. Our CCS segment consists of our Communications and Enterprise (servers and storage) end markets. Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue). Segment income is defined as a segment's revenue less its cost of sales and its allocatable portion of SG&A and research and development expenses (collectively, Segment Costs). See note 22 to our 2024 AFS for a description of the

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
businesses that comprise our segments, how segment revenue is attributed, how costs are allocated to our segments, and how segment income and segment margin are determined.

Information regarding each reportable segment for the periods indicated is set forth below:

Revenue by segment:	Three months ended March 31
	2025		2024
		% of total		% of total
ATS	$807.2	30%	$767.9	35%
CCS
Communications	$1,427.7	54%	$764.2	34%
Enterprise	413.7	16%	676.8	31%
	$1,841.4	70%	$1,441.0	65%

Total revenue	$2,648.6		$2,208.9

Segment Costs by segment:	Three months ended March 31
	2025	2024
ATS cost of sales	$726.5	$701.2
ATS other Segment Costs	40.0	34.8
CCS cost of sales	1,630.6	1,289.5
CCS other Segment Costs	63.7	52.8
Total Segment Costs	$2,460.8	$2,078.3

Segment income, segment margin, and reconciliation of segment income to earnings before income taxes:		Three months ended March 31
	Note	2025		2024
			Segment Margin		Segment Margin
ATS segment income and margin		$40.7	5.0%	$31.9	4.2%
CCS segment income and margin		147.1	8.0%	98.7	6.8%
Total segment income		187.8		130.6
Reconciling items:
Finance costs		13.7		14.0
Miscellaneous expense	12	1.4		6.6
Foreign currency forward contracts transitional adjustments		—		(0.5)
Employee SBC expense		26.0		22.7
TRS fair value adjustment (TRS FVA): losses (gains)		19.1		(31.5)
Amortization of intangible assets (excluding computer software)		10.0		9.3
Restructuring and other charges, net of recoveries	11	3.9		4.8
Earnings before income taxes		$113.7		$105.2

Customers:

Three customers (all in our CCS segment) individually represented 10% or more of total revenue in Q1 2025 (28%, 13% and 10%). One customer (in our CCS segment) individually represented 10% or more of total revenue in Q1 2024 (34%).

4.    ACQUISITION

On April 26, 2024, we completed the acquisition of 100% of the interests of NCS Global Services LLC (NCS), a U.S.-based IT infrastructure and asset management business, for a purchase price of $39.6. The purchase price was funded with the revolving portion of our credit facility (see note 8). The NCS acquisition agreement also includes a potential earn-out of up to $20 if

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
certain adjusted earnings before interest, taxes, depreciation and amortization targets are achieved during the period from May 2024 to April 2025. We estimated the fair value of such potential earn-out to be $6.6 at the date of acquisition. We recorded purchase consideration of $46.2 for the fair value of the acquired assets (including $3.5 of cash) and liabilities at the date of acquisition on our consolidated balance sheet.

Details of our final purchase price allocation for the NCS acquisition is as follows:

Cash and cash equivalents	$3.5
Accounts receivable and other current assets	3.0
Right-of-use (ROU) assets	5.2
Property, plant and equipment	0.4
Computer software assets and intellectual property	1.3
Customer and brand intangible assets	28.6
Goodwill	19.4
Accounts payable and accrued liabilities	(2.5)
Lease liabilities	(5.2)
Deferred income tax liabilities	(7.5)
$46.2

We engaged third-party consultants to provide valuations of acquired intangible assets and the potential earn-out. The valuation of the intangible assets and the potential earn-out was based on the income approach using a discounted cash flow model and forecasts based on management's subjective estimates and assumptions. Various Level 2 and 3 data inputs of the fair value measurement hierarchy (described in note 2(q) to the 2024 AFS) were used in the valuation of the foregoing assets.

Due to the acquisition, our amortization of customer and brand intangible assets increased by approximately $3 annually. Goodwill of $19.4 is attributable to our CCS segment and is not tax deductible.

In connection with our acquisition of NCS, we recorded acquisition costs of nil in Q1 2025 and $0.5 in Q1 2024. See note 11 for all Acquisition Costs incurred in Q1 2025 and Q1 2024.

5.             ACCOUNTS RECEIVABLE (A/R), NET

Allowance for credit losses:

A/R is recorded net of allowance of $18.4 at March 31, 2025 (December 31, 2024 — $10.1).

A/R sales program and supplier financing programs (SFPs):

Both at March 31, 2025 and at December 31, 2024, we sold nil of A/R under our A/R sales program and under our SFPs.

Contract assets:

At March 31, 2025, our A/R balance included $275.8 (December 31, 2024 — $237.9) of contract assets recognized as revenue in accordance with our revenue recognition accounting policy.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
6.             INVENTORIES

The components of inventories, net of applicable net realizable value write-downs, were as follows:

	March 31 2025	December 31 2024
Raw materials	$1,537.6	$1,521.1
Work in progress	113.6	106.6
Finished goods	137.1	132.9
	$1,788.3	$1,760.6

We recorded inventory write-downs of $16.5 in cost of sales for Q1 2025 (Q1 2024 — $16.9).

Contract liabilities:

We receive cash deposits from certain of our customers primarily to reduce risks related to excess and/or obsolete inventory. At March 31, 2025, our accrued and other current liabilities and provisions included $471.8 (December 31, 2024 — $511.6) of cash deposits.

7.          LEASES

The components of lease expense for the periods indicated are as follows:

	Three months ended March 31
	2025	2024
Finance lease expense:
Amortization of ROU assets (i)	$2.1	$1.8
Interest on lease obligations (ii)	0.8	0.9
Operating lease expense (i)	10.3	9.7
Short-term lease expense and variable lease expense (i)	0.4	0.4
Total	$13.6	$12.8
(i) Recorded in either cost of sales or SG&A based on the nature of the leased assets in the consolidated statement of operations.
(ii) Recorded in finance costs in the consolidated statement of operations.

Other information related to leases for the periods indicated is as follows:

	March 31 2025	December 31 2024
ROU assets:
Operating lease ROU assets	$124.6	$124.4
Finance lease ROU assets (included in property, plant & equipment, net)	54.0	56.4
Total ROU assets	$178.6	$180.8

Current portion of lease obligations:
Operating lease liability (included in accrued and other current liabilities and provisions)	$27.2	$25.7
Finance lease liability (included in current portion of borrowings under credit facility and finance lease obligations)	10.1	9.9
Long-term portion of lease obligations:
Operating lease liability (included in other non-current liabilities and provisions)	108.8	109.4
Finance lease liability (included in long-term portion of borrowings under credit facility and finance lease obligations)	50.7	51.8
Total lease obligations	$196.8	$196.8

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
In addition to these lease obligations, we have commitments under a real property lease in Richardson, Texas not recognized as liabilities as of March 31, 2025 because such lease had not yet commenced as of such date. See note 7 to the 2024 AFS for detail of such lease.

8.          CREDIT FACILITIES

We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, which as of a June 2024 amendment (June 2024 Amendment), includes a term loan in the original principal amount of $250.0 (Term A Loan), a term loan in the original principal amount of $500.0 (Term B Loan, and collectively with the Term A Loan, the Term Loans), and a $750.0 revolving credit facility (Revolver). Prior to the June 2024 Amendment, the Credit Facility included a term loan in the original principal amount of $350.0 (Initial Term Loan) and a term loan in the original principal amount of $365.0 (Incremental Term Loan), the outstanding borrowings under each of which were fully repaid with a substantial portion of the proceeds of the Term Loans, and commitments of $600.0 under the Revolver. See note 11 to the 2024 AFS for additional detail regarding the amendments to our Credit Facility in June 2024.

The Term A Loan and the Revolver each mature in June 2029. The Term B Loan matures in June 2031. The Term A Loan and the Term B Loan require quarterly principal repayments of $3.125 and $1.250, respectively, and both require a lump sum repayment of the remainder outstanding at maturity. We are also required to make annual prepayments of outstanding obligations under the Credit Facility (applied first to the Term Loans, then to the Revolver, in the manner set forth in the Credit Facility) ranging from 0% — 50% (based on a defined leverage ratio) of specified excess cash flow for the prior fiscal year. No prepayments based on excess cash flow were required in 2024, or will be required in 2025. In addition, prepayments of outstanding obligations under the Credit Facility (applied as described above) may also be required in the amount of specified net cash proceeds received above a specified annual threshold (including proceeds from the disposal of certain assets). No prepayments based on net cash proceeds were required in 2024, or will be required in 2025. Any outstanding amounts under the Revolver are due at maturity.

The Credit Facility has an accordion feature that allows us to increase the Term Loans and/or commitments under the Revolver by $200.0, plus an unlimited amount to the extent that a defined leverage ratio on a pro forma basis does not exceed specified limits, in each case on an uncommitted basis and subject to the satisfaction of certain terms and conditions. The Revolver also includes a $50.0 sub-limit for swing line loans, providing for short-term borrowings up to a maximum of ten business days, as well as a $150.0 sub-limit for letters of credit (L/Cs), in each case subject to the overall Revolver credit limit.

See note 11 to 2024 AFS for detail of interest rates and commitment fee rates under our Credit Facility. At March 31, 2025, outstanding amounts under the Term A Loan and Revolver bore interest at Adjusted Term SOFR (term SOFR plus 0.1%) plus 1.75%; outstanding amounts under the Term B Loan bore interest at term SOFR plus 1.75%.

We have entered into interest rate swap agreements to hedge against our exposures to the interest rate variability on a portion of the Term Loans. See note 15 for further detail.

At March 31, 2025 and December 31, 2024, we were in compliance with all restrictive and financial covenants under the Credit Facility.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
Activity under our Credit Facility during 2024 and Q1 2025 is set forth below:

	Revolver (excluding L/C)		Term Loans
Outstanding balances as of December 31, 2023	$—		$608.9
Amount borrowed in Q1 2024	285.0		—
Amount repaid in Q1 2024	(257.0)		(4.5625)	(1)
Amount borrowed in Q2 2024	180.0	(2)	750.0	(3)
Amount repaid in Q2 2024	(208.0)		(604.3)	(4)
Amount borrowed in Q3 2024	20.0		—
Amount repaid in Q3 2024	(20.0)		(4.375)	(5)
Amount borrowed in Q4 2024	313.0		—
Amount repaid in Q4 2024	(313.0)		(4.375)	(5)
Outstanding balances as of December 31, 2024	$—		$741.2
Amount borrowed in Q1 2025	310.0		—
Amount repaid in Q1 2025	(160.0)		(4.375)	(5)
Outstanding balances as of March 31, 2025	$150.0		$736.8
(1)    Represents the scheduled quarterly principal repayments under the Incremental Term Loan.
(2)    A portion was used to fund the NCS purchase price (see note 4).
(3)    Represents borrowings under the Term Loans.
(4)    Represents the repayment and termination of the Initial Term Loan and Incremental Term Loan.
(5)    Represents scheduled quarterly principal repayments under the Term Loans.
The following table sets forth, at the dates shown: outstanding borrowings under the Credit Facility, excluding ordinary course L/Cs; notional amounts under our interest rate swap agreements; and outstanding finance lease obligations:

	Outstanding borrowings		Notional amounts under interest rate swaps (note 15)
	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Borrowings under the Revolver	$150.0	$—	$—	$—
Borrowings under the Term Loans:
Term A Loan	$240.6	$243.7	$130.0	$130.0
Term B Loan	496.2	497.5	240.0	200.0
Total	$736.8	$741.2	$370.0	$330.0

Total borrowings under Credit Facility	$886.8	$741.2
Unamortized debt issuance costs related to the Term Loans	(5.9)	(6.2)
Finance lease obligations (see note 7)	60.8	61.7
	$941.7	$796.7

Total Credit Facility and finance lease obligations:
Current portion	$26.7	$26.5
Long-term portion	915.0	770.2
	$941.7	$796.7

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
The following table sets forth, at the dates shown, information regarding outstanding L/Cs, guarantees, surety bonds and overdraft facilities:

	March 31 2025	December 31 2024
Outstanding L/Cs under the Revolver	$11.1	$11.1
Outstanding bank guarantees and surety bonds outside the Revolver	30.1	23.0
Total	$41.2	$34.1
Available uncommitted bank overdraft facilities	$198.5	$198.5
Amounts outstanding under available uncommitted bank overdraft facilities	$—	$—

9.            CAPITAL STOCK

Capital transactions:

Activities with respect to our capital stock for the periods indicated are set forth below:

Number of shares (in millions)	Common Shares
Issued and outstanding at December 31, 2023	119.0
Issued from treasury (1)	0.3
Cancelled under normal course issuer bids (NCIB)	(0.5)
Issued and outstanding at March 31, 2024	118.8

Issued and outstanding at December 31, 2024	116.1
Issued from treasury (1)	0.1
Cancelled under NCIB	(0.6)
Issued and outstanding at March 31, 2025	115.6
(1)    From time to time, we issue shares from treasury to settle our vested stock options, restricted share units (RSUs) and performance share units (PSUs). In Q1 2025, no stock options were exercised. In Q1 2024, 0.3 million shares were issued from treasury upon the exercise of stock options for aggregate cash proceeds of $3.9.

Common Share Repurchase Plans:

We have repurchased Common Shares in the open market, or as otherwise permitted, for cancellation through NCIBs, which allow us to repurchase a limited number of Common Shares during a specified period. The maximum number of Common Shares we are permitted to repurchase for cancellation under each NCIB is reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during the term of such NCIB to satisfy delivery obligations under our SBC plans. We from time-to-time enter into ASPPs with a broker, instructing the broker to purchase our Common Shares in the open market on our behalf, either for cancellation under an NCIB (NCIB ASPPs) or for delivery obligations under our SBC plans (SBC ASPPs), including during any applicable trading blackout periods, up to specified maximums (and subject to certain pricing and other conditions) through the term of each ASPP.

On December 12, 2023, the TSX accepted our notice to launch a NCIB (2023 NCIB), which allowed us to repurchase, at our discretion, from December 14, 2023 until the earlier of December 13, 2024 (unless terminated earlier) or the completion of purchases thereunder, up to approximately 11.8 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. At December 31, 2023, we recorded an accrual of: (i) $2.7, representing the estimated contractual maximum number of permitted Common Share repurchases (Contractual Maximum Quantity) under an NCIB ASPP; and (ii) $7.5, representing the estimated Contractual Maximum Quantity under an SBC ASPP, each of which was reversed in Q1 2024. One NCIB ASPP and two SBC ASPPs were in effect during Q1 2024 and no ASPP accruals were recorded at March 31, 2024. The 2023 NCIB was early terminated on October 30, 2024.

On October 30, 2024, the TSX accepted our notice to launch another NCIB (2024 NCIB), which allows us to repurchase, at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to approximately 8.6 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
and limitations of such bids. At March 31, 2025, approximately 7.7 million Common Shares remained available for repurchase under the 2024 NCIB. One SBC ASPP was in effect during Q1 2025. In April 2025, we paid $40.0 (including transaction fees) to purchase 0.6 million Common Shares under an NCIB ASPP (entered in March 2025, in effect for April 2025).

Information regarding Common Shares purchases in Q1 2025 and Q1 2024 for cancellation and for SBC plan delivery obligations (including under ASPPs) is set forth below:

	Three months ended March 31
	2025	2024
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation	$75.0	$16.5
Number of Common Shares repurchased for cancellation (in millions)(1)	0.6	0.5
Weighted average price per share for repurchases	$114.46	$35.96
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans	$221.6	$101.6
Number of Common Shares repurchased for delivery under SBC plans (in millions)(2)	1.7	2.8
(1)    For Q1 2024, includes 0.5 million Common Shares purchased for cancellation under NCIB ASPPs.
(2)    Consists entirely of SBC ASPP purchases through an independent broker.

SBC:

From time to time, we pay cash to a broker to purchase Common Shares in the open market to satisfy delivery requirements under our SBC plans. In Q1 2025, we purchased 1.7 million Common Shares (Q1 2024 — 2.8 million) in the open market through an independent broker under SBC ASPPs (see table above) and used 2.0 million Common Shares (Q1 2024 — 3.2 million) to settle SBC awards. At March 31, 2025, the broker held 2.2 million Common Shares with a value of $205.6 (December 31, 2024 — 2.5 million Common Shares with a value of $92.9) for this purpose, which we report as treasury stock on our consolidated statement of changes in equity.

We grant RSUs and PSUs, and occasionally, stock options, to employees under our SBC plans. The majority of RSUs vest one-third per year over a three-year period. Stock options generally vest 25% per year over a four-year period. The number of outstanding PSUs that will actually vest varies from 0% to 200% of a target amount granted. For PSUs granted in 2022, the number of PSUs that vested were based on the level of achievement of a pre-determined non-market performance measurement in the final year of the relevant three-year performance period, subject to modification by each of a separate pre-determined non-market financial target, and our relative total shareholder return (TSR), a market performance condition, compared to a pre-defined group of companies, over the relevant three-year performance period. Commencing in 2023, the number of PSUs that will vest are based on the level of achievement of a different pre-determined non-market performance measurement, subject to modification by our relative TSR compared to a pre-defined group of companies, in each case over the relevant three-year performance period. We also grant deferred share units (DSUs) and RSUs (under specified circumstances) to directors as compensation under our Directors' Share Compensation Plan. See note 2(l) to the 2024 AFS for further detail.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
Information regarding RSU, PSU and DSU grants to employees and directors, as applicable, for the periods indicated is set forth below (no stock options were granted in the periods below):

	Three months ended March 31
	2025	2024
RSUs Granted:
Number of awards (in millions)	0.2	0.7
Weighted average grant date fair value per unit	$120.67	$36.37

PSUs Granted:
Number of awards (in millions, representing 100% of target)	0.2	0.5
Weighted average grant date fair value per unit	$147.23	$43.34

DSUs Granted:
Number of awards (in millions)	0.004	0.01
Weighted average grant date fair value per unit	$79.28	$43.75

In Q1 2024, our Chief Executive Officer exercised 0.3 million stock options with an exercise price per option of $17.52 Canadian dollars.

In Q1 2025, we made a cash payment of $156.0 for withholding taxes in connection with the SBC awards that vested during such period (Q1 2024 — $69.0).

We use the TRS agreement (TRS Agreement) to manage cash flow requirements and our exposure to fluctuations in the share price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. See note 15 for further detail.

Information regarding employee and director SBC expense and TRS FVAs (which represent changes in fair value of the TRS) for the periods indicated is set forth below:

	Three months ended March 31
	2025	2024
Employee SBC expense in cost of sales	$10.1	$8.9
Employee SBC expense in SG&A	15.9	13.8
Total employee SBC expense	$26.0	$22.7

TRS FVAs: losses (gains) in cost of sales	$7.5	$(12.8)
TRS FVAs: losses (gains) in SG&A	11.6	(18.7)
Total TRS FVAs: losses (gains)	$19.1	$(31.5)

Combined effect of employee SBC expense and TRS FVAs	$45.1	$(8.8)

Director SBC expense in SG&A(1)	$0.6	$0.6
(1) Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
10.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

	Three months ended March 31
	2025	2024
Translation adjustments:
Opening balance of foreign currency translation account	$(35.5)	$(28.1)
Foreign currency translation adjustments	0.7	(3.3)
Closing balance of foreign currency translation account	$(34.8)	$(31.4)

Foreign exchange derivatives:
Opening balance of unrealized net loss on currency forward cash flow hedges(i)	$(9.4)	$—
Net gain (loss) on currency forward cash flow hedges(i)	2.6	(9.6)
Reclassification of net loss on currency forward cash flow hedges to operations(i)	3.7	5.9
Closing balance of unrealized net loss on currency forward cash flow hedges(i)	$(3.1)	$(3.7)

Interest rate swap derivatives:
Opening balance of unrealized net gain on interest rate swap cash flow hedges(i)	$1.4	$—
Net gain (loss) on interest rate swap cash flow hedges(i)	(1.6)	4.2
Reclassification of net gain on interest rate swap cash flow hedges to operations(i)	(0.5)	(0.5)
Closing balance of unrealized net gain (loss) on interest rate swap cash flow hedges(i)	$(0.7)	$3.7

Employment benefit:
Opening balance of pension and non-pension post-employment benefit account(i)	$25.9	$27.9
Net loss on pension and non-pension post-employment benefit plans(i)	(2.4)	—
Amortization of net gain on pension and non-pension post-employment benefit plans(i)	(0.6)	(0.5)
Closing balance of pension and non-pension post-employment benefit account(i)	$22.9	$27.4

Accumulated other comprehensive income (loss) (AOCI), net of tax	$(15.7)	$(4.0)
(i)    Amounts were net of immaterial tax.

11.             RESTRUCTURING AND OTHER CHARGES, NET OF RECOVERIES

	Three months ended March 31
	2025	2024
Restructuring charges (a)	$2.2	$5.1
Acquisition costs (b)	0.6	1.0
Other charges (recoveries) (c)	1.1	(1.3)
	$3.9	$4.8

(a)    Restructuring charges:

Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies. In Q1 2025 and Q1 2024, our restructuring charges consisted primarily of cash charges related to employee terminations. At March 31, 2025, our restructuring provision was $2.3 (December 31, 2024 — $2.9), which we recorded in accrued and other current liabilities and provisions on our consolidated balance sheet.

(b)    Acquisition costs:

We incur consulting, transaction and integration costs relating to potential and completed acquisitions. We recorded acquisition costs of $0.6 in Q1 2025 (Q1 2024 — $1.0, including costs for our acquisition of NCS (see note 4)).

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)

(c)    Other charges (recoveries):

In Q1 2025, we recorded other charges of $1.1 related to our transition as a U.S. domestic filer. Other recoveries of $1.3 in Q1 2024 consisted of legal recoveries in connection with the settlement of class action lawsuits (for component parts purchased in prior periods) in which we were a plaintiff.

12.    MISCELLANEOUS EXPENSE

The components of miscellaneous expense for the periods indicated are as follows:

		Three months ended March 31
	Note	2025	2024
Components of net periodic benefit cost other than the service cost under pension and other post-employment benefit plans	13	$0.1	$0.3
Loss recognized on derivatives:	15
Interest rate swaps		1.3	2.7
Foreign exchange forwards		—	3.6
		$1.4	$6.6

13.    PENSION AND NON-PENSION POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost for the periods indicated are as follows:

	Pension Plans		Other Benefits Plans
	Three months ended March 31		Three months ended March 31
	2025	2024	2025	2024
Service cost	$0.5	$1.1	$0.8	$0.9
Interest cost	2.5	2.4	0.7	0.7
Expected return on plan assets	(2.5)	(2.3)	—	—
Amortization of net gain	(0.1)	—	(0.5)	(0.5)
Net periodic benefit cost	$0.4	$1.2	$1.0	$1.1

The components of net periodic benefit cost, other than the service cost component, are included in miscellaneous expense (income) in our consolidated statement of operations. See note 12. We generally record the service cost component in cost of sales and SG&A, depending on the nature of the expenses.

14.         INCOME TAXES

Interim period income tax expense or recovery is determined by multiplying the year-to-date earnings or losses before tax by management’s best estimate of the overall annual effective income tax rate, taking into account the tax effect of certain items recognized in the interim period. As a result, the effective income tax rates used in our interim financial statements may differ from management’s estimate of the annual effective tax rate for the annual financial statements. Our estimated annual effective income tax rate varies as the quarters progress, for various reasons, including as a result of the mix and volume of business in various tax jurisdictions within the Americas, Europe and Asia, in jurisdictions with tax holidays and tax incentives, and in jurisdictions for which a valuation allowance has been recognized to reduce net deferred tax assets to nil because management believes that it is more likely than not that the benefit will not be realized (i.e., based on our review of financial projections, no estimated future taxable profit will be available against which tax losses and deductible temporary differences could be utilized). Our annual effective income tax rate can also vary due to the impact of restructuring charges, foreign exchange fluctuations, operating losses, cash repatriations, and changes in our provisions related to tax uncertainties.

Our Q1 2025 net income tax expense of $27.5 included a $6.8 withholding tax expense incurred to minimize the impact of the enactment of Pillar Two (global minimum tax) legislation in Canada and a $3.0 tax expense for tax uncertainties relating to one

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
of our Asian subsidiaries, offset in part by $1.9 of reversals of tax uncertainties relating to another of our Asian subsidiaries. Taxable foreign exchange impacts were not significant in Q1 2025.

Our Q1 2024 net income tax expense of $13.4 was favorably impacted by $5.6 in reversals of tax uncertainties relating to one of our Asian subsidiaries, largely offset by a $4.5 tax expense arising from taxable temporary differences associated with the anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries. Taxable foreign exchange impacts were not significant in Q1 2024.

15.          FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our financial assets are comprised primarily of cash and cash equivalents, A/R, and derivatives used for hedging purposes. Our financial liabilities are comprised primarily of accounts payable, certain accrued and other liabilities, the Term Loans, borrowings under the Revolver, lease obligations, and derivatives used for hedging purposes.

Currency risk:

The majority of our currency risk is driven by operational costs, including income tax expense, incurred in local currencies by our subsidiaries. We cannot predict changes in currency exchange rates, the impact of exchange rate changes on our operating results, nor the degree to which we will be able to manage the impact of currency exchange rate changes. Such changes could have a material effect on our business, financial performance and financial condition. We enter into foreign currency forward contracts and foreign currency swaps to hedge our foreign currency risk related to anticipated future cash flows, monetary assets and monetary liabilities denominated in foreign currencies.

Equity price risk:

We are party to the TRS Agreement with a third-party bank to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. The TRS Agreement provides for automatic annual one-year extensions (subject to specified conditions), and may be terminated (in whole or in part) by either party at any time. In Q1 2024, we terminated a portion of the TRS Agreement by reducing the notional quantity by 1.25 million Common Shares and received $32.3 from the counterparty in connection therewith (recorded in cash provided by financing activities in our consolidated statement of cash flows). Subsequently, our TRS Agreement covers a notional quantity of 1.25 million Common Shares (Current Notional Quantity).

The value of the TRS Agreement is determined by comparing the market price of our Common Shares to the fixed price paid by the counterparty for such shares (Strike Price). Prior to March 14, 2025, our TRS Agreement had a Strike Price of $12.73 per share. On March 14, 2025, we re-struck our TRS Agreement with a Strike Price of $91.58 per share (Current Strike Price), which was the closing price of the Common Shares on March 14, 2025, and received $98.6 from the counterparty in connection therewith (recorded in cash provided by financing activities in our consolidated statement of cash flows). The counterparty under the TRS Agreement is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS Agreement over its term, in exchange for periodic payments made by us based on SOFR plus a specified margin applied to the Equity Notional Amount (as defined in the TRS Agreement, Current Strike Price multiplied by the Current Notional Quantity). Similarly, if the value of the TRS Agreement decreases over its term, we are obligated to pay the counterparty the amount of such decrease upon Settlement.

We do not designate our TRS Agreement as an accounting hedge.

Interest rate risk:

Borrowings under the Credit Facility expose us to interest rate risk due to the potential variability of market interest rates (see note 8). In order to partially hedge against our exposure to interest rate variability on our Term Loans, we are party to various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings thereunder. At March 31, 2025, associated with the Term A Loan, we had: (i) interest rate swaps with $130.0 notional amount expiring in December 2025; (ii) interest rate swaps with $80.0 notional amount (entered in March 2025) commencing in December 2025 and expiring in June 2027, and (iii) interest rate swaps with $40.0 notional amount (entered in March 2025)

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
commencing June 2027 and expiring in June 2029. At March 31, 2025, associated with the Term B Loan, we had: (i) interest rate swaps with $200.0 notional amount expiring in December 2025; (ii) interest rate swaps with $40.0 notional amount (entered in March 2025) commencing in March 2025 and expiring in June 2027; (iii) interest rate swaps with $50.0 notional amount (entered in March 2025) commencing in December 2025 and expiring in June 2027; and (iv) interest rate swaps with $150.0 notional amount (entered in March 2025) commencing in June 2027 and expiring in June 2029.

At March 31, 2025, the interest rate risk related to $516.8 of borrowings under the Credit Facility was unhedged, consisting of unhedged amounts outstanding under the Term Loans ($110.6 under the Term A Loan and $256.2 under the Term B Loan) and $150.0 outstanding under the Revolver. See note 8.

Interest rate swaps are designated as cash flow hedges when the hedge relationship is effective and meets the hedge accounting criteria.

Credit risk:

Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a financial loss to us. We believe our credit risk of counterparty non-performance continues to be relatively low. We are in regular contact with our customers, suppliers and logistics providers to assess counterparty credit-related non-performance in 2024 or Q1 2025. If a key supplier (or any company within such supplier's supply chain) or customer fails to comply with their contractual obligations, this could result in a significant financial loss to us. We would also suffer a significant financial loss if an institution from which we purchased foreign currency exchange contracts and swaps, interest rate swaps, or annuities for our pension plans, or the counterparty to our TRS Agreement, defaults on their contractual obligations. With respect to our financial market activities, we have adopted a policy of dealing only with counterparties we deem to be creditworthy to help mitigate the risk of financial loss from defaults. Adjustments are made to our allowance for credit losses each period in connection with our ongoing credit risk assessments. See note 5.

Liquidity risk:

Liquidity risk is the risk that we may not have cash available to satisfy our financial obligations as they come due. We manage liquidity risk through maintenance of cash on hand and access to the various financing arrangements described in notes 5 and 8.

Hedging activities:

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on our consolidated financial statements:

Derivatives not designated as hedging instruments (economic hedges):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	March 31, 2025	December 31, 2024	Balance sheet classification	March 31, 2025	December 31, 2024
Foreign currency forward contracts	Other current assets	$1.3	$8.9	Other current liabilities	$4.2	$13.1
TRS	Other current assets	—	99.4	Other current liabilities	18.3	—

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)

Location of Loss (Gain) Recognized	Amount of Loss (Gain) Recognized in Income
	Three months ended March 31
	2025	2024
Foreign currency forward contracts
Cost of sales	$(0.3)	$0.1
SG&A	2.6	4.5

TRS
Cost of sales	7.5	(12.8)
SG&A	11.6	(18.7)

Derivatives designated as cash flow hedges:

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	March 31, 2025	December 31, 2024	Balance sheet classification	March 31, 2025	December 31, 2024
Foreign currency forward contracts (i)	Other current assets	$2.6	$3.5	Other current liabilities	$8.1	$17.8
Interest rate swaps (ii)	Other current assets	4.8	6.6	Other current liabilities	—	—
Interest rate swaps (ii)	Other non-current assets	—	—	Other non-current liabilities	1.7	—
(i)    In the next twelve months, we estimate that $3.1 of existing losses, net of tax, will be reclassified from AOCI into our consolidated statement of operations, to offset transactions denominated in foreign currencies. The maximum length of time we hedge our exposure to the variability in future cash flows for forecasted foreign currency transactions is 12 months.
(ii) In the next twelve months, we estimate that $4.8 of existing gains, net of tax, will be reclassified from AOCI into our consolidated statement of operations, to offset interest payments. The maximum length of time that we hedge our exposure to the variability in future cash flows for forecasted interest payments is 4.2 years.

Loss (gain) Reclassified from AOCI into Income	Three months ended March 31
(see note 10 for activities recorded in AOCI for the periods indicated)	2025	2024

Foreign currency forward contracts
Cost of sales	$3.7	$2.5
SG&A	0.9	0.3
Miscellaneous expense	—	3.6

Interest rate swaps
Finance costs	$(1.8)	$(3.1)
Miscellaneous expense	1.3	2.7

16.    EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net earnings by the following weighted average number of shares:

	Three months ended March 31
(in millions)	2025	2024
Basic weighted average number of shares outstanding	115.9	119.0
Dilutive effect of outstanding awards under SBC plans	1.0	0.3
Diluted weighted average number of shares outstanding	116.9	119.3

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
17.         COMMITMENTS AND CONTINGENCIES

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

Taxes and Other Matters:

In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 at Q1 2025 period-end exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes.

In the fourth quarter of 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 at Q1 2025 period-end exchange rates) for our Thai subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thai tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (Q1 2025 10-Q), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), "Celestica," the "Company," "we," "us," and "our" refer to Celestica Inc. and its subsidiaries. This MD&A should be read in conjunction with our March 31, 2025 unaudited interim financial statements (Q1 2025 Interim Financial Statements), and our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 10-K), including our 2024 audited consolidated annual financial statements (2024 AFS) and related notes, which we prepared in accordance with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, all dollar amounts are expressed in United States (U.S.) dollars. The information in this discussion is provided as of April 24, 2025 unless we indicate otherwise. As used herein, "Q1," "Q2," "Q3," and "Q4" followed by a year refers to the first quarter, second quarter, third quarter and fourth quarter of such year, respectively.

Certain statements contained in this Q1 2025 10-Q, including this MD&A constitute "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (U.S. Securities Act), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (U.S. Exchange Act), and "forward-looking information" within the meaning of applicable Canadian securities laws (collectively, forward-looking statements), including, without limitation, statements related to: our priorities, intended areas of focus, targets, objectives and goals; trends in the electronics manufacturing services (EMS) industry and our segments (and/or their constituent businesses) and their anticipated impact; the anticipated impact of current market conditions and customer-specific factors on each of our segments (and/or their constituent businesses) and near term expectations; potential restructuring and divestiture actions; our anticipated financial and/or operating results and outlook, including expected revenue increases and decreases (or remaining flat), as well as growth in certain businesses and end markets; our strategies; our credit risk; the potential impact of acquisitions, or program wins, transfers, losses or disengagements; materials, component and supply chain constraints; anticipated expenses, capital expenditures and other working capital requirements and contractual obligations (and intended methods of funding such items); the potential impact of trade policies between countries in which we conduct business (including the tariffs implemented by the U.S. government, and any reciprocal or retaliatory tariffs); the impact of our price reductions and longer payment terms; our intended repatriation of certain undistributed earnings from non-Canadian subsidiaries (and amounts we do not intend to repatriate in the foreseeable future); the potential impact of tax and litigation outcomes; investor dissatisfaction with inclusion, employee engagement, and other environmental, social and governance matters; our ability to use certain tax losses; intended investments in our business; the potential impact of the pace of technological changes, customer outsourcing, program transfers, and the global economic environment; the intended method of funding common share (Common Share) repurchases; the impact of our outstanding indebtedness; liquidity and the sufficiency of our capital resources; our intention to settle outstanding equity and share unit awards with Common Shares; our financial statement estimates and assumptions; recently issued accounting pronouncements and amendments; the potential adverse impacts of events outside of our control (including those described under "External factors that may impact our business" below); mandatory prepayments under our credit facility; pension plan funding requirements and obligations, and the impact of annuity purchases; our compliance with covenants under our credit facility; refinancing debt at maturity; interest rates and expense; income tax incentives; accounts payable cash flow levels; accounts receivable sales; expectations with respect to reporting units with goodwill; our future warranty obligations; cybersecurity threats and incidents; our intentions with respect to environmental assessments for newly-leased or acquired properties; our expectations with respect to expiring leases; our intention to retain earnings for general corporate purposes; costs in connection with our pursuit of acquisitions and strategic transactions; and expectations regarding the acceptance of offers to sell accounts receivable (A/R) under our A/R sales programs and supplier financing programs. Such forward-looking statements may, without limitation, be preceded by, followed by, or include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "continues," "project," "target," "objective," "goal," "potential," "possible," "contemplate," "seek," or similar expressions, or may employ such future or conditional verbs as "may," "might," "will," "could," "should," or "would," or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, where applicable, and applicable Canadian securities laws.

Forward-looking statements contained in this Q1 2025 10-Q are based on various assumptions, many of which involve factors that are beyond our control. Our material assumptions include: growth in manufacturing outsourcing from customers in diversified markets; our ability to retain programs and customers, including no unexpected customer or program transfers, losses or disengagements; no unforeseen adverse changes in our mix of businesses; no undue negative impact on our customers' ability to compete and succeed using products we manufacture and services we provide; continued growth in our end markets; our ability to successfully diversify our customer base and develop new capabilities; anticipated demand levels across our businesses; continued growth in the advancement and commercialization of artificial intelligence (AI) technologies and cloud computing; supporting sustained high levels of capital expenditure investments by leading hyperscaler, AI and data center customers; no significant unforeseen negative impacts to our operations; no unforeseen materials price increases, margin pressures, or other competitive factors affecting the EMS or original design manufacturer (ODM) industries in general or our segments in particular; compliance by third parties with their contractual obligations; no material changes to tariffs or trade restrictions compared to what are in effect as of April 24, 2025; that our customers will retain liability for and we will be able to recover substantially all costs from customers relating to product/component tariffs and countermeasures; no material changes in business activities resulting from current macroeconomic trends and uncertainties, including evolving global tariff and trade negotiations; our ability to keep pace with rapidly changing technological developments; the successful resolution of quality issues that arise from time to time; fluctuation of production schedules from our customers in terms of volume and mix of products or services; the timing and execution of, and investments associated with, ramping new businesses; supplier performance and quality, pricing and terms; the costs and availability of components, materials, services, equipment, labor, energy and transportation; no significant decline in the global economy or in economic activity in our end markets due to a major recession, global trade tensions or otherwise; no unforeseen disruptions due to geopolitical factors (including war) causing significant negative impacts to economic activity, including as a result of tariffs, global or regional supply chains or normal business operations; that global inflation will not have a material impact on our revenues or expenses; the impact of anticipated market conditions on our businesses; the stability of currency exchange rates; the availability of capital resources for, and the permissibility under our credit facility of, repurchases of outstanding Common Shares under our current normal course issuer bid (NCIB), and compliance with applicable laws and regulations pertaining to NCIBs; compliance with applicable credit facility covenants and the components of our leverage ratios (as defined in our credit facility); our maintenance of sufficient financial resources to fund currently anticipated financial actions and obligations and to pursue desirable business opportunities; global tax legislation changes; the timing, execution and effect of restructuring actions; and no unforeseen adverse changes in the regulatory environment.

Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission (SEC). You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in the Risk Factor Summary and in Part I, Item 1A of our 2024 10-K under the heading "Risk Factors," which are incorporated herein by reference, and subsequent Quarterly Reports on Form 10-Q and other documents filed with the SEC, and as applicable, the Canadian Securities Administrators.

Overview

Celestica's business:

We deliver innovative supply chain solutions globally to customers in two operating and reportable segments: Advanced Technology Solutions (ATS) and Connectivity & Cloud Solutions (CCS). Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Our CCS segment consists of our Communications and Enterprise (servers and storage) end markets. Additional information regarding our segments is included in note 3 to the Q1 2025 Interim Financial Statements and in note 22 to the 2024 AFS.

Our customers include original equipment manufacturers, cloud-based and other service providers, including hyperscalers, digital native companies, and other companies in a wide range of industries. We are incorporated under the laws of the Province of Ontario, Canada. Our global headquarters are located in Toronto, Ontario, Canada. We operate a network of sites and centers of excellence strategically located in North America, Europe and Asia, with specialized end-to-end supply chain capabilities tailored to meet specific market and customer product lifecycle requirements.

See "Overview" in Item 7 of our 2024 10-K for a discussion of additional detail of our business and business environment.

External factors that may impact our business:

External factors that could have a material and adverse impact on our industry and/or business include government legislation, regulations, or policies, supplier or customer financial difficulties, fires and related disruptions, political instability, increased political tension between countries (including increased tensions between mainland China and Taiwan and between the U.S. and other countries, as well as threats of retaliatory action from other countries), geopolitical dynamics, terrorism, armed conflict (including the Russia/Ukraine conflict and the conflicts in the Middle East area (Middle East Conflicts)), labor or social unrest, criminal activity, cybersecurity incidents, natural disasters and unusually adverse weather conditions (including those caused by climate change), such as hurricanes, tornados, other extreme storms, wildfires, droughts and floods, disease or illness or other widespread health concerns, pandemics, epidemics or outbreaks of illness that affects local, national or international economies, and other risks present in the jurisdictions in which we, our customers, our suppliers, and/or our logistics partners operate. These types of events could disrupt operations or the economics of one or more of our sites or those of our customers, component suppliers and/or our logistics partners. These events could also lead to higher costs or supply shortages and may disrupt the delivery of components to us, or our ability to provide finished products or services to our customers in a manner that is economical to us and/or them, if at all, any of which could (and in the case of materials constraints, had in the past and may in the future) have a material negative impact on our operating results.

Uncertainties resulting from government policies or legislation, and/or increased political tensions between countries, may adversely affect our business, results of operations and financial condition. In general, changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, taxation, manufacturing, clean energy, the healthcare industry, AI and/or development and investment in the jurisdictions in which we, and/or our customers or suppliers operate, could materially adversely affect our business, results of operations and financial condition. See Item 1A — Risk Factors, "Our operations have been and could continue to be adversely affected by events outside our control" of our 2024 10-K and, "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition" of our Q1 2025 10-Q for further detail.

We continue to monitor current macroeconomic trends and uncertainties including the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may materially and adversely impact demand for our services, our results of operations or our financial condition. In addition, potential supply chain challenges and economic uncertainty may result from rapid changes in global trade policies. Governmental actions related to international trade agreements have increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition. Substantially all tariffs paid by Celestica are expected to be recovered from our customers. Any increase in our costs that we are unable to recover from our customers would negatively impact our results of operations or our financial condition. Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs, or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries, or as the result of other similar actions by other countries or citizens affected by such changes in policies. In prior periods, our Capital Equipment business and our CCS segment were negatively impacted by U.S. technology export controls with respect to China, and China's policy supporting its private sector businesses. We have increased the resilience of our global network to manage this dynamic. However, given the uncertainty regarding the scope and duration of these or further trade actions and whether trade tensions will escalate further, their impact on the demand for our services, our operations and results for future periods cannot be currently quantified, but may be material. We will continue to monitor the scope and duration of trade actions by the U.S. and other governments on our business.

As some sub-tier suppliers providing raw materials such as high-grade aluminum, are partially dependent on supply from Russia/Ukraine, we will continue to closely monitor the supply availability and price fluctuations of these raw materials. However, the impact of the current Russia/Ukraine conflict on our supply chain has not been significant to date. In addition, as certain of our suppliers are located in, and we source certain parts from the Middle East, we are closely monitoring the impact of the Middle East Conflicts on our supply chain. We are in close contact with our suppliers and logistics providers in the area, and neither we nor they (to our knowledge) have experienced any significant impact to date.

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

See "External Factors that May Impact our Business" in Item 7 of our 2024 10-K for a discussion of additional factors beyond our control that may have an adverse impact on our business.

Recent Developments

Segment Environment:

ATS Segment:

ATS segment revenue for Q1 2025 increased 5% compared to Q1 2024, primarily driven by growth in our Capital Equipment business.

ATS segment margin increased to 5.0% in Q1 2025 compared to 4.2% in Q1 2024, primarily driven by strong operating performance in our Capital Equipment business and profit improvement in our A&D business.

CCS Segment:

    CCS segment revenue for Q1 2025 increased 28% compared to Q1 2024. Revenue in our Communications end market increased by 87% in Q1 2025 compared to Q1 2024, driven by increased demand for our Hardware Platform Solutions (HPS) networking products. Revenue in our Enterprise end market decreased by 39% in Q1 2025 compared to Q1 2024, driven by the anticipated technology transition in an artificial intelligence/machine learning (AI/ML) compute program with one of our hyperscaler customers. HPS revenue of approximately $1 billion in Q1 2025 increased 99% compared to Q1 2024 and accounted for 39% of our total revenues.

CCS segment margin increased to 8.0% in Q1 2025 compared to 6.8% in Q1 2024, driven by a higher mix of HPS revenue and strong operational performance.

Common Share Repurchases:

As of March 31, 2025, approximately 7.7 million of our Common Shares remain available for repurchase under our current NCIB, which expires in October 2025. The maximum number of Common Shares we are permitted to repurchase for cancellation under the NCIB is reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during the term of the NCIB to satisfy delivery obligations under our stock-based compensation (SBC) plans. In Q1 2025, we paid a total of $75.0 million (including transaction fees and excluding share buyback taxes) to repurchase 0.6 million Common Shares for cancellation under the NCIB and paid a total of $221.6 million (including transaction fees) to repurchase 1.7 million Common Shares, through an independent broker, for delivery obligations under our

SBC plans. See "Summary of Q1 2025" and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" below. See note 9 to our Q1 2025 Interim Financial Statements for further details.

Summary of Q1 2025

Our Q1 2025 Interim Financial Statements have been prepared in accordance with GAAP. The Q1 2025 Interim Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position as at March 31, 2025 and the operating results and cash flows for the three months ended March 31, 2025. Also see "Recently adopted accounting pronouncements" in note 2 to the Q1 2025 Interim Financial Statements. A discussion of our Q1 2025 financial results is set forth under "Operating Results" below.

The following tables set forth certain key operating results and financial information for the periods indicated (in millions, except per share amounts and percentages):

	Three months ended March 31
	2025	2024	% Increase (Decrease)
Revenue	$2,648.6	$2,208.9	20%
Gross profit	273.9	222.1	23%
Selling, general and administrative expenses (SG&A)	112.5	64.8	74%
Restructuring and other charges, net of recoveries	3.9	4.8	(19)%
Net earnings	86.2	91.8	(6)%
Diluted earnings per share	$0.74	$0.77	(4)%

	Three months ended March 31
Segment revenue* as a percentage of total revenue:	2025	2024
ATS revenue (% of total revenue)	30%	35%
CCS revenue (% of total revenue)	70%	65%

	Three months ended March 31
	2025		2024
Segment income and segment margin*:		Segment Margin		Segment Margin
ATS segment	$40.7	5.0%	$31.9	4.2%
CCS segment	147.1	8.0%	98.7	6.8%
* Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue), each of which are defined in "Operating Results — Segment income and margin" below.

	March 31 2025	December 31 2024
Cash and cash equivalents	$303.0	$423.3
Total assets	5,834.9	5,988.2
Borrowings under term loans(1)	736.8	741.2
Borrowings under revolving credit facility(2)	150.0	—
(1) Excludes unamortized debt issuance costs.
(2) Excludes ordinary course letters of credit (L/Cs).

	Three months ended March 31
	2025	2024
Cash provided by operating activities	$130.3	$108.1

Common Share repurchase activities:
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation	$75.0	$16.5
Number of Common Shares repurchased for cancellation (in millions)(1)	0.6	0.5
Weighted average price per share for repurchases	$114.46	$35.96
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans	$221.6	$101.6
Number of Common Shares repurchased for delivery under SBC plans (in millions)(2)	1.7	2.8
(1)For Q1 2024, includes 0.5 million Common Shares purchased for cancellation under automatic share purchase plans (ASPPs).
(2)Consists entirely of Common Share repurchases for SBC delivery obligations under ASPPs through an independent broker.

Other performance indicators:

    In addition to the key operating results and financial information described above, management reviews the following measures:

	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024
Days in A/R	72	73	71	71	75
Days in inventory	68	73	75	81	93
Days in accounts payable (A/P)	(51)	(55)	(56)	(59)	(62)
Days in cash deposits*	(20)	(22)	(24)	(29)	(38)
Cash cycle days	69	69	66	64	68
Inventory turns	5.4x	5.0x	4.9x	4.5x	3.9x
* We receive cash deposits from certain of our customers primarily to help reduce risks related to excess and/or obsolete inventory. See "Customer cash deposits for inventory" in the table below.

(in millions)	2025	2024
	March 31	December 31	September 30	June 30	March 31
A/R Sales	$—	$—	$—	$—	$11.6
Supplier Financing Programs* (SFPs)	—	—	—	13.3	65.2
Total	$—	$—	$—	$13.3	$76.8
Customer cash deposits for inventory	$471.8	$511.6	$521.1	$576.4	$719.4
*     Represents A/R sold to third party banks in connection with the uncommitted SFPs of three customers (one CCS segment customer and two ATS segment customers).

The amounts we sell under our A/R sales program and the SFPs can vary from quarter to quarter (and within each quarter) depending on our working capital and other cash requirements, including by geography. See the chart above and "Capital Resources" below.

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

Our review of the estimates, judgments and assumptions used in the preparation of the Q1 2025 Interim Financial Statements included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness, and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization, or impairments of our assets or reporting units, any of which could have a material impact on our financial performance and financial condition.

The U.S. presidential administration has announced various tariffs, including subsequent reciprocal and retaliatory tariffs. Our review of the estimates, judgments and assumptions included consideration of the potential impacts of these tariffs, including with respect to the determination of whether indicators of impairment existed for our reporting units.

Significant accounting policies and methods used in the preparation of our consolidated financial statements are described in note 2 to our 2024 AFS and note 2 to our Q1 2025 Interim Financial Statements. The following paragraph identifies those accounting estimates which management considers to be "critical," defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on the Company's financial condition or results of operations. No significant revisions to our critical accounting estimates and/or assumptions were made in Q1 2025.

Key sources of estimation uncertainty and judgment: We have applied significant estimates, judgments and assumptions in the following areas which we believe could have a significant impact on our reported results and financial position: our determination of the timing of revenue recognition; whether events or changes in circumstances are indicators that an impairment review of our assets or reporting units should be conducted; the measurement of our reporting units' fair value using market participant assumptions, which includes estimating future growth, profitability, and discount and terminal growth rates; and the allocation of the purchase price and other valuations related to our business acquisitions. See "Critical Accounting Estimates" in Item 7 of our 2024 10-K for a detailed discussion of our critical accounting estimates.

In addition, we determined that no triggering event occurred in Q1 2025 (or to date) that would require an interim impairment assessment of our reporting units, and no material impairments or adjustments were identified in Q1 2025 (or to date) related to our allowance for credit losses, or the recoverability and valuation of our assets and liabilities.

Operating Results

    See "Overview" and "Recent Developments" above for a discussion of the impact of recent market conditions on our segments and businesses. See the initial paragraph of "Operating Results" in Item 7 of our 2024 10-K for a general discussion of factors that can cause our financial results to fluctuate from period to period.

Revenue:

    Revenue of $2.65 billion for Q1 2025 increased 20% compared to Q1 2024.

    The following table sets forth segment revenue information (in millions, except percentages) for the periods indicated:

	Three months ended March 31
	2025		2024
		% of total		% of total
ATS segment revenue	$807.2	30%	$767.9	35%
CCS segment revenue
Communications	$1,427.7	54%	$764.2	34%
Enterprise	413.7	16%	676.8	31%
	$1,841.4	70%	$1,441.0	65%

Total revenue	$2,648.6		$2,208.9

ATS segment revenue for Q1 2025 increased $39.3 million (5%) compared to Q1 2024, primarily driven by growth in our Capital Equipment business.

    CCS segment revenue for Q1 2025 increased $400.4 million (28%) compared to Q1 2024. Communications end market revenue for Q1 2025 increased $663.5 million (87%) compared to Q1 2024, driven by increased demand for our HPS networking products. HPS revenue for Q1 2025 increased 99% to approximately $1 billion compared to Q1 2024, and accounted for 39% of our total Q1 2025 revenue (Q1 2024 — 23% of our total Q1 2024 revenue), driven by increased hyperscaler customer demand and program ramps. Enterprise end market revenue for Q1 2025 decreased $263.1 million (39%) compared to Q1 2024, driven by the anticipated technology transition in an AI/ML compute program with one of our hyperscaler customers.

We depend on a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 78% of total revenue for Q1 2025 (Q1 2024 — 70%). Three customers (all in our CCS segment) individually represented 10% or more of total revenue in Q1 2025 (28%, 13% and 10%). One customer (in our CCS segment) individually represented 10% or more of total revenue in Q1 2024 (34%).

See "Operating Results — Revenue" in Item 7 of our 2024 10-K for a general discussion of the factors that may cause our revenue to fluctuate from period to period.

Gross profit:

The following table shows gross profit and gross margin (gross profit as a percentage of total revenue) for the periods indicated:

	Three months ended March 31
	2025	2024
Gross profit (in millions)	$273.9	$222.1
Gross margin	10.3%	10.1%

Gross profit for Q1 2025 increased by 23% or $51.8 million to $273.9 million compared to Q1 2024, primarily due to our strong revenue growth. Gross margin increased to 10.3% in Q1 2025 from 10.1% in Q1 2024, primarily driven by strong operating performance and favorable mix. Both our gross profit and gross margin in Q1 2025 were negatively impacted by $7.5 million of unfavorable fair value adjustments (TRS FVAs) related to our total return swap agreement (TRS Agreement) (Q1 2024 — positively impacted by $12.8 million of favorable TRS FVAs). See "Liquidity — Cash requirements — TRS" below for a description of our TRS Agreement.

See "Operating Results — Gross profit" in Item 7 of our 2024 10-K for a general discussion of the factors that can cause gross margin to fluctuate from period to period.

SG&A:

SG&A for Q1 2025 of $112.5 million (4.2% of total revenue) increased $47.7 million compared to $64.8 million (2.9% of total revenue) for Q1 2024. The increase in SG&A in Q1 2025 compared to Q1 2024 was primarily due to $30.3 million unfavorable TRS FVA changes ($11.6 million loss in Q1 2025 compared to $18.7 million gain in Q1 2024, as described below), as well as higher expected credit losses and variable compensation in Q1 2025.

Segment income and margin:

    Segment performance is evaluated based on segment revenue (set forth above), segment income and segment margin (segment income as a percentage of segment revenue). See "Summary of Q1 2025" above for a table showing segment income and segment margin for Q1 2025 and Q1 2024. See the reconciliation of segment income to our earnings before income taxes for Q1 2025 and Q1 2024 in note 3 to the Q1 2025 Interim Financial Statements.

ATS segment income for Q1 2025 increased $8.8 million (28%) compared to Q1 2024 as a result of the segment revenue increase described above. ATS segment margin increased to 5.0% from 4.2% in Q1 2024, primarily driven by strong operating performance in our Capital Equipment business and profit improvement in our A&D business.

CCS segment income for Q1 2025 increased $48.4 million (49%) compared to Q1 2024 as a result of the segment revenue increase described above. CCS segment margin increased to 8.0% in Q1 2025 from 6.8% in Q1 2024, driven by a higher mix of HPS revenue and strong operational performance.

SBC expense and TRS FVAs:

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

We entered into the TRS Agreement to manage cash flow requirements and exposure to fluctuations in the share price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. See "Liquidity — Cash requirements — TRS" below for further detail.

The following table shows employee SBC expense (with respect to stock options, restricted share units (RSUs) and performance share units (PSUs) granted to employees), TRS FVAs, and director SBC expense (with respect to deferred share units (DSUs) and RSUs issued to directors as compensation) for the periods indicated (in millions):

	Three months ended March 31
	2025	2024
Employee SBC expense in cost of sales	$10.1	$8.9
Employee SBC expense in SG&A	15.9	13.8
Total employee SBC expense	$26.0	$22.7

TRS FVAs losses (gains) in cost of sales	$7.5	$(12.8)
TRS FVAs losses (gains) in SG&A	11.6	(18.7)
Total TRS FVAs losses (gains)	$19.1	$(31.5)

Combined effect of employee SBC expense and TRS FVAs: expenses (recoveries)	$45.1	$(8.8)

Director SBC expense in SG&A(1)	$0.6	$0.6
(1)    Expense consists of director compensation to be settled in Common Shares, or Common Shares and cash, as elected by each director.

The unfavorable changes in TRS FVAs in Q1 2025 compared to Q1 2024 were due to fluctuations in our Common Share price.

Restructuring and other charges, net of recoveries:

We recorded the following restructuring and other charges for the periods indicated (in millions):

	Three months ended March 31
	2025	2024
Restructuring charges (a)	$2.2	$5.1
Acquisition costs (b)	0.6	1.0
Other charges (recoveries) (c)	1.1	(1.3)
	$3.9	$4.8
(a) Restructuring charges:

    We perform ongoing evaluations of our business, operational efficiency and cost structure, and implement restructuring actions as we deem necessary. Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies.

In Q1 2025 and Q1 2024, our restructuring charges consisted primarily of cash charges related to employee terminations. At March 31, 2025, our restructuring provision of $2.3 million (December 31, 2024 — $2.9 million) was recorded in accrued and other current liabilities and provisions on our consolidated balance sheet, which we intend to fund with cash on hand.

(b) Acquisition costs:

    We incur consulting, transaction and integration costs relating to potential and completed acquisitions. We recorded acquisition costs of $0.6 million in Q1 2025 (Q1 2024 — $1.0 million, including costs for our acquisition of NCS Global Services LLC in April 2024).

(c) Other charges (recoveries):

In Q1 2025, we recorded other charges of $1.1 million related to our transition as a U.S. domestic filer. Other recoveries of $1.3 million in Q1 2024 consisted of legal recoveries in connection with the settlement of class action lawsuits (for component parts purchased in prior periods) in which we were a plaintiff.

Finance Costs:

    Finance Costs consist of interest expense and fees related to our credit facility (including debt issuance and related amortization costs), our interest rate swap agreements, our TRS Agreement, our A/R sales program, customer SFPs, and interest expense on our finance lease obligations, net of interest income earned. During Q1 2025, we incurred Finance Costs of $13.7 million (Q1 2024 — $14.0 million). Interest expense under our credit facility recorded in Finance Costs, including the impact of our interest rate swap agreements (described under "Capital Resources" below), was $13.1 million in Q1 2025 (Q1 2024 — $11.9 million).

Miscellaneous Expense (Income):

Miscellaneous Expense (Income) consists primarily of: (i) certain net periodic benefit costs (credits) related to our pension and post-employment benefit plans consisting of interest costs and expected returns on pension balances, and amortization of actuarial gains or losses; and (ii) gains or losses related to our foreign currency forward exchange contracts and interest rate swaps that we entered into prior to 2024. Those derivative instruments were accounted for as either cash flow hedges (qualifying for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024. Certain gains and losses related to those contracts were recorded in Miscellaneous Expense (Income).

See note 12 to the Q1 2025 Interim Financial Statements for details. Miscellaneous Expense for Q1 2025 totaled $1.4 million (Q1 2024 — $6.6 million).

Income taxes:

For Q1 2025, we had a net income tax expense of $27.5 million on earnings before tax of $113.7 million, compared to a net income tax expense of $13.4 million on earnings before tax of $105.2 million for Q1 2024.

Our Q1 2025 net income tax expense included $6.8 million withholding tax expense incurred to minimize the impact of the enactment of Pillar Two (global minimum tax) legislation in Canada and $3.0 million tax expense for tax uncertainties relating to one of our Asian subsidiaries, offset in part by $1.9 million of reversals of tax uncertainties relating to another of our Asian subsidiaries. Taxable foreign exchange impacts were not significant in Q1 2025.

Our Q1 2024 net income tax expense was favorably impacted by $5.6 million in reversals of tax uncertainties relating to one of our Asian subsidiaries, largely offset by a $4.5 million tax expense arising from taxable temporary differences associated with the anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries. Taxable foreign exchange impacts were not significant in Q1 2024.

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

Our tax incentives currently consist of tax exemptions for the profits of our Thailand and Laos subsidiaries. We have the following four income tax incentives in Thailand: (i) a 5-year 50% income tax exemption that expires in 2027; (ii) an 8-year 100% income tax and distribution tax exemption that expires in 2028; (iii) a 6-year 100% income tax and distribution tax exemption that expires in 2028 (6-year 2028 Thailand tax incentive) and (iv) a 6-year 100% income tax and distribution tax exemption that expires in 2029. Our Thailand tax incentives are capped at our investments in Thailand. We reached the limit in 2024 for the 6-year 2028 Thailand tax incentive. Our tax incentive in Laos allows for a 100% income tax exemption until 2025, and a reduced income tax rate of 8% thereafter. Upon full expiry of each of the incentives, taxable profits associated with such incentives become fully taxable. Our tax expense could increase significantly if certain of the foregoing tax incentives are retracted or expire.

We develop our tax filing positions based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions currently in effect in the jurisdictions in which we have assets or conduct business, all of which are subject to change or differing interpretations. We are subject to tax audits in various jurisdictions which could result in additional tax expense in future periods relating to prior results. Reviews by tax authorities generally focus on, but are not limited to, the validity of our inter-company transactions, including financing and transfer pricing policies which generally involve subjective areas of taxation and significant judgment. Any such increase in our income tax expense and related interest and/or penalties could have a significant adverse impact on our future earnings and future cash flows.

    In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 million at Q1 2025 period-end exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes.

In Q4 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 million at Q1 2025 period-end exchange rates) for our Thai subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thai tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.

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

Net earnings:

    Net earnings for Q1 2025 of $86.2 million decreased $5.6 million compared to Q1 2024. The decrease was primarily due to $47.7 million in higher SG&A and $14.1 million in higher income tax expense, largely offset by $51.8 million in higher gross profit.

Liquidity and Capital Resources

Liquidity

    The following tables set forth key liquidity metrics for the periods indicated (in millions):

	March 31	December 31
	2025	2024
Cash and cash equivalents	$303.0	$423.3
Borrowings under credit facility*	886.8	741.2
* Excludes ordinary course L/Cs.

	Three months ended March 31
	2025	2024
Cash provided by operating activities	$130.3	$108.1
Cash used in investing activities	(36.7)	(40.4)
Cash used in financing activities	(213.9)	(130.0)

Changes in non-cash working capital items (included in operating activities above):
A/R	$(66.9)	$(16.8)
Inventories	(27.7)	152.7
Other current assets	3.0	(10.1)
A/P, accrued and other current liabilities, provisions and income taxes payable	45.8	(139.3)
Working capital changes	$(45.8)	$(13.5)

Cash provided by operating activities:

In Q1 2025, we generated $130.3 million of cash from operating activities compared to $108.1 million in Q1 2024. The $22.2 million increase in cash from operating activities in Q1 2025 as compared to Q1 2024 was primarily due to $50.6 million unfavorable TRS FVA changes ($19.1 million loss in Q1 2025 as a non-cash add-back to net earnings, compared to $31.5 million gain in Q1 2024 as a non-cash deduction from net earnings), partially offset by $32.3 million in higher working capital requirements for Q1 2025 compared to Q1 2024.

Working capital requirements for Q1 2025 increased by $32.3 million compared to Q1 2024, primarily due to a $50.1 million decrease in A/R cash flows (due to timing and volume of our collections and revenues) and a $180.4 million decrease in inventory cash flows, largely offset by a $185.1 million increase in A/P cash flows. Inventory cash flows decreased in Q1 2025 (cash outflows of $27.7 million, representing the slight increase of our inventory levels from December 31, 2024 to March 31, 2025) compared to Q1 2024 (cash inflows of $152.7 million, representing the decrease of our inventory levels from December 31, 2023 to March 31, 2024). Our inventory levels decreased from December 31, 2023 to March 31, 2024, driven by improvement in the availability of materials. A/P cash flows increased in Q1 2025 (cash inflows of $45.8 million, mainly driven by timing of payments) compared to Q1 2024 (cash outflows of $139.3 million). Cash outflows in Q1 2024 were primarily driven by lower cash deposit levels from December 31, 2023 to March 31, 2024. We receive cash deposits from certain customers, primarily to alleviate the impact of inventory purchases on our cash flows. Consistent with decrease in inventory levels in Q1 2024, our customer deposit levels decreased in Q1 2024.

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

    A reconciliation of non-GAAP free cash flow to cash provided by operating activities measured under GAAP is set forth below:

(in millions)	Three months ended March 31
	2025	2024
GAAP cash provided by operations	$130.3	$108.1
Purchase of property, plant and equipment, net of sales proceeds	(36.7)	(40.4)
Non-GAAP free cash flow	$93.6	$67.7

Our non-GAAP free cash flow of $93.6 million for Q1 2025 increased $25.9 million compared to $67.7 million for Q1 2024, primarily due to $22.2 million in higher cash generated from operations (as described above).

Cash used in investing activities:

Our capital expenditures for Q1 2025 were $36.7 million (Q1 2024 — $40.4 million), primarily to enhance our manufacturing capabilities in various geographies (including the expansion of our Thailand facility) and to support new customer programs. Most of our Q1 2025 and Q1 2024 capital expenditures pertained to our CCS segment. We fund our capital expenditures from cash on hand and through the financing arrangements described below.

Cash provided by and used in financing activities:

Common Share repurchases:

See "Summary of Q1 2025" above for a table detailing Common Share repurchases for the periods indicated.

Financing and Finance Costs:

Credit Agreement

We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, which as of a June 2024 amendment, includes a term loan in the original principal amount of $250.0 million (Term A Loan), a term loan in the original principal amount of $500.0 million (Term B Loan, and collectively with the Term A Loan, the Term Loans), and a $750.0 million revolving credit facility (Revolver). See note 8 to the Q1 2025 Interim Financial Statements and note 11 to our 2024 AFS for a description of our Credit Facility terms.

Activity under our Credit Facility during Q1 2025 is set forth below (in millions):

	Revolver (Excluding L/C)		Term Loans
Outstanding balances as of December 31, 2024	$—		$741.2
Amount borrowed in Q1 2025	310.0		—
Amount repaid in Q1 2025	(160.0)		(4.375)	(1)
Outstanding balances as of March 31, 2025	$150.0	(2)	$736.8
(1)    Represents scheduled quarterly principal repayments under the Term Loans.
(2)    Partially to fund SBC share repurchases and SBC cash settlements.

Interest we paid under the Credit Facility, including the impact of our interest rate swap agreements (described below), was $12.5 million in Q1 2025 (Q1 2024 — $11.4 million). Commitment fees paid in Q1 2025 were $0.6 million (Q1

2024 — $0.5 million). Any increase in prevailing interest rates, margins, or amounts borrowed, would cause our interest expense to increase. Interest rates for outstanding borrowings under the Credit Facility as at March 31, 2025 are described under "Capital Resources" below.

See "Operating Results — Finance Costs" above for a description of Finance Costs incurred in Q1 2025 and Q1 2024.

Principal payments of finance leases:

During Q1 2025, we paid $2.6 million (Q1 2024 — $2.5 million) in principal payment of finance leases.

Proceeds from partial TRS settlement and re-strike transaction:

The change in value of the TRS Agreement is determined by comparing the market price of our Common Shares to the fixed price paid by the counterparty for such shares (Strike Price). Prior to March 14, 2025, our TRS had a Strike Price of $12.73 per share. On March 14, 2025, we re-struck our TRS Agreement with a Strike Price of $91.58 per share (Current Strike Price), which was the closing price of the Common Shares on March 14, 2025, and received $98.6 million from the counterparty in connection therewith. In Q1 2024, we terminated a portion of the TRS Agreement by reducing the notional quantity by 1.25 million Common Shares and received $32.3 million from the counterparty in connection therewith. We recorded both cash receipts in cash provided by financing activities in our consolidated statement of cash flows. See "Cash requirements — TRS" below.

SBC cash settlements:

In Q1 2025, we made a cash payment of $156.0 million for withholding taxes in connection with the SBC awards that vested during such period (Q1 2024 — $69.0 million).

Cash requirements:

Our working capital requirements can vary significantly from month-to-month due to a range of business factors, including the ramping of new programs, expansion of our services and business operations, timing of purchases, higher levels of inventory for new programs and anticipated customer demand, timing of payments and A/R collections, and customer forecasting variations. The international scope of our operations may also create working capital requirements in certain countries while other countries generate cash in excess of working capital needs. Moving cash between countries on a short-term basis to fund working capital is not always expedient due to local currency regulations, tax considerations, and other factors. As a result, we make intra-quarter borrowings and repayments under the Revolver (Intra-Quarter B/Rs) (see "Financing and Finance Costs — Credit Agreement" above for Intra-Quarter B/Rs we made in Q1 2025), sell A/R through our A/R sales program, and/or participate in available customer SFPs when deemed necessary or desirable to effectively manage our short-term liquidity and working capital requirements. The timing and the amounts we borrow or repay under these facilities can vary significantly from month-to-month depending upon our cash requirements.

Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we continue to believe that our current and projected sources of liquidity will be sufficient to fund our anticipated liquidity needs for the next twelve months and beyond. Specifically, we believe that cash flow from operating activities, together with cash on hand, availability under the Revolver ($588.9 million at March 31, 2025), potential availability under uncommitted intraday and overnight bank overdraft facilities, and cash from accepted sales of A/R, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements (including any required SBC share repurchases and SBC cash settlements, debt repayments and Finance Costs). See "Capital Resources" below. Notwithstanding the foregoing, although we anticipate that we will be able to repay or refinance outstanding obligations under our Credit Facility when they mature (our primary current long-term cash liquidity requirement), there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating performance may also be affected by matters discussed under Item 1A, Risk Factors in our 2024 10-K. These risks and uncertainties may adversely affect our long-term liquidity.

There have been no material changes to the information set forth under "Contractual Obligations" and "Additional Commitments" of the "Liquidity" section of Item 7 of our 2024 10-K.

Financing Arrangements:

    See "Liquidity — Cash provided by and used in financing activities— Financing and Finance Costs" above for interest and commitment fees paid under our Credit Facility in Q1 2025 and Q1 2024, as well as a description of Intra-Quarter B/Rs. Annual interest expense and fees under the Credit Facility, including the impact of our interest rate swap agreements, based on amounts and swap agreements outstanding as March 31, 2025 are approximately $48 million. Interest rates applicable to borrowings under the Credit Facility are described under "Capital Resources" below. We expect to fund our Finance Costs with cash on hand.

    We do not believe that the aggregate amounts outstanding under our Credit Facility as at March 31, 2025 ($736.8 million under the Term Loans, $150.0 million under the Revolver and $11.1 million in ordinary course L/Cs), had or will have a material adverse impact on our liquidity, our results of operations or financial condition. In addition, we do not believe that Intra-Quarter B/Rs have had (or future Intra-Quarter B/Rs will have) a material adverse impact on our liquidity, results of operations or financial condition. See "Capital Resources" below for a description of our available sources of liquidity. See the Credit Facility activity table under "Financing and Finance Costs — Credit Agreement" above for Intra-Quarter B/Rs during Q1 2025.

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

TRS:

We are party to a TRS Agreement with a third-party bank to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. In Q1 2024, we terminated a portion of the TRS Agreement by reducing the notional quantity by 1.25 million Common Shares and received $32.3 million from the counterparty in connection therewith. Subsequently, our TRS Agreement covers a notional quantity of 1.25 million Common Shares (Current Notional Quantity).

The value of the TRS Agreement is determined by comparing the market price of our Common Shares to the Strike Price. Prior to March 14, 2025, our TRS had a Strike Price of $12.73 per share. On March 14, 2025, we re-struck our TRS Agreement with a Current Strike Price of $91.58 per share and received $98.6 million from the counterparty in connection therewith. The counterparty under the TRS Agreement is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS Agreement over its term, in exchange for periodic payments made by us based on SOFR plus a specified margin applied to the Equity Notional Amount (as defined in the TRS Agreement, Current Strike Price multiplied by the Current Notional Quantity). Similarly, if the value of the TRS Agreement decreases over its term, we are obligated to pay the counterparty the amount of such decrease upon Settlement.

As the interest payments under the TRS Agreement will vary from period to period and the value of our Common Shares upon further Settlement cannot be ascertained in advance, we cannot determine future interest and/or other payments that may be payable by (or to) us with respect to our TRS Agreement. We expect to fund required payments under our TRS Agreement from cash on hand.

Repatriations:

A portion of our cash and cash equivalents are held by foreign subsidiaries outside of Canada, a large part of which may be subject to withholding taxes upon repatriation under current tax laws. We currently expect to repatriate an aggregate of approximately $125 million of cash in the foreseeable future from various foreign subsidiaries, and have recorded anticipated related withholding taxes as deferred income tax liabilities (approximately $11 million).

Capital Expenditures:

Our capital spending varies each period based on, among other things, the timing of new business wins and forecasted sales levels. We currently estimate that capital spending for 2025 will be approximately 1.5% to 2.0% of revenue, and expect to fund these expenditures from cash on hand and through the financing arrangements described below under "Capital Resources."

Common Share Repurchases and SBC settlements:

We have funded and intend to continue to fund our Common Share repurchases (for cancellation under our NCIBs and to satisfy delivery obligations under SBC plans) and SBC cash settlements from cash on hand, borrowings under the Revolver, or a combination thereof. The timing of, and the amounts paid for, such repurchases and settlements can vary from period to period. See "Summary of Q1 2025" above.

Lease Obligations:

At March 31, 2025, we recognized a total of $196.8 million of finance lease and operating lease obligations (December 31, 2024 — $196.8 million). In addition to these lease liabilities, we have commitments under a real property lease in Richardson, Texas not recognized as liabilities as of March 31, 2025 because such lease had not yet commenced. See note 7 to our 2024 AFS for the description and minimum payment obligations of such lease. All lease obligations are expected to be funded with cash on hand and through the financing arrangements described below under "Capital Resources."

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

At March 31, 2025, we had cash and cash equivalents of $303.0 million (December 31, 2024 — $423.3 million), the majority of which was denominated in U.S. dollars. Our cash and cash equivalents are subject to intra-quarter swings, generally related to the timing of A/R collections, inventory purchases and payments, and other capital uses.

    As of March 31, 2025, an aggregate of $736.8 million was outstanding under the Term Loans, and other than ordinary course L/Cs, $150.0 million was outstanding under the Revolver (December 31, 2024 — $741.2 million outstanding under our prior term loans, and other than ordinary course L/Cs, no amounts outstanding under the Revolver). See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above for a discussion of amounts borrowed and repaid under our Credit Facility during Q1 2025. Except under specified circumstances, and subject to the payment of breakage costs (if any), we are generally permitted to make voluntary prepayments of outstanding amounts under the Revolver and Term Loans without any other premium or penalty. Repaid amounts on the Term Loans may not be re-borrowed. Repaid amounts on the Revolver may be re-borrowed. At March 31, 2025, we had $588.9 million available under the Revolver for future borrowings, reflecting outstanding borrowings and L/Cs issued under the Revolver (December 31, 2024 — $738.9 million of availability).

    The Credit Facility has an accordion feature that allows us to increase the Term Loans and/or commitments under the Revolver by $200.0 million, plus an unlimited amount to the extent that a specified leverage ratio on a pro forma basis does not exceed specified limits, in each case on an uncommitted basis and subject to the satisfaction of certain terms and conditions. The Revolver also includes a $50.0 million sub-limit for swing-line loans, providing for short-term borrowings up to a maximum of ten business days, and a $150.0 million sub-limit for L/Cs, in each case subject to the overall Revolver credit limit. The Revolver permits us and certain designated subsidiaries to borrow funds (subject to specified conditions) for general corporate purposes, including for capital expenditures, certain acquisitions, and working capital needs. See note 11 to our 2024 AFS for a description of the current range of interest rates, margins and commitment fees applicable to borrowings under the Credit Facility.

At March 31, 2025, outstanding amounts under the Term A Loan and the Revolver bore interest at Adjusted Term SOFR (term SOFR plus 0.1%) plus 1.75%, and outstanding amounts under the Term B Loan bore interest at term SOFR plus 1.75%.

    In order to partially hedge against our exposure to interest rate variability on our Term Loans, we are party to various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest. At March 31, 2025, associated with the Term A Loan, we had: (i) interest rate swaps with $130.0 million notional amount expiring in December 2025; (ii) interest rate swaps with $80.0 million notional amount (entered in March 2025) commencing in December 2025 and expiring in June 2027, and (iii) interest rate swaps with $40.0 million notional amount (entered in March 2025) commencing June 2027 and expiring in June 2029. At March 31, 2025, associated with the Term B Loan, we had: (i) interest rate swaps with $200.0 million notional amount expiring in December 2025; (ii) interest rate swaps with $40.0 million notional amount (entered in March 2025) commencing in March 2025 and expiring in June 2027; (iii) interest rate swaps with $50.0 million notional amount (entered in March 2025) commencing in December 2025 and expiring in June 2027; and (iv) interest rate swaps with $150.0 million notional amount (entered in March 2025) commencing in June 2027 to June 2029.

At March 31, 2025, the interest rate risk related to $516.8 million of borrowings under the Credit Facility was unhedged, consisting of $366.8 million of unhedged amounts outstanding under the Term Loans and $150.0 million outstanding under the Revolver (December 31, 2024 — $411.2 million under the Term Loans).

    We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. At March 31, 2025, we were in compliance with all restrictive and financial covenants under the Credit Facility. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). The Repurchase Restriction did not prohibit Common Share purchases during Q1 2025 or at March 31, 2025. The obligations under the Credit Facility are guaranteed by us and certain specified subsidiaries. Subject to specified exemptions and limitations, all assets of the guarantors are pledged as security for the obligations under the Credit Facility. The Credit Facility contains customary events of default. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts outstanding under the Credit Facility to be immediately due and payable and may cancel the lenders' commitments to make further advances thereunder. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a specified default rate.

    At March 31, 2025, we had $11.1 million outstanding in L/Cs under the Revolver (December 31, 2024 — $11.1 million). We also arrange bank guarantees and surety bonds outside of the Revolver. At March 31, 2025, we had $30.1 million of bank guarantees and surety bonds outstanding (December 31, 2024 — $23.0 million).

    At March 31, 2025, we also had a total of $198.5 million in uncommitted bank overdraft facilities available for intraday and overnight operating requirements (December 31, 2024 — $198.5 million). There were no amounts outstanding under these overdraft facilities at March 31, 2025 or December 31, 2024.

We are party to an agreement with a third-party bank to sell up to $450.0 million in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon 3 months' prior notice, or by the bank upon specified defaults. We also participate in three customer SFPs, pursuant to which we sell A/R from the relevant customer to third-party banks on an uncommitted basis to receive earlier payment. The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. A/R are sold under these arrangements net of discount charges. As our A/R sales program and the SFPs are on an uncommitted basis, there can be no assurance that any of the banks will purchase any of the A/R we intend to sell to them thereunder. However, as the A/R that we offer to sell under these programs are largely from customers we deem to be creditworthy, we believe that such offers will continue to be accepted. Both at March 31, 2025 and at December 31, 2024, we sold nil of A/R under our A/R sales program and under our SFPs. During Q1 2025, we sold an aggregate of approximately $10 million under our A/R sales program and customer SFPs (Q1 2024 — approximately $118 million). We vary the amounts we offer to sell under our A/R sales program and customer SFPs depending on our short-term ordinary course cash requirements.

The timing and the amounts we borrow and repay under our Revolver (including Intra-Quarter B/Rs) and overdraft facilities, or sell under the SFPs or our A/R sales program, can vary significantly from month-to-month depending on our working capital and other cash requirements. See "Operating Results — Finance Costs", "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" and "Liquidity — Cash requirements — Financing Arrangements" above.

    Our strategy on capital risk management has not changed significantly since the end of 2024.

Outstanding Share Data

As of April 21, 2025, we had 114,991,980 outstanding Common Shares. As of such date, we also had 70,888 outstanding stock options, 1,419,719 outstanding RSUs, 2,180,402 outstanding PSUs assuming vesting of 100% of the target amount granted (PSUs that will vest range from 0% to 200% of the target amount granted), and 439,386 outstanding DSUs; each vested option or unit entitling the holder thereof to receive one Common Share (or in certain cases, cash) pursuant to the terms thereof, subject to certain time or performance-based vesting conditions.

Unaudited Quarterly Financial Highlights

Q1 2025 compared to Q4 2024:

    Total revenue for Q1 2025 increased $102.9 million or 4% compared to Q4 2024. ATS segment revenue in Q1 2025 ($807.2 million) remained relatively consistent compared to Q4 2024 ($805.8 million). CCS segment revenue increased $101.5 million (6%) in Q1 2025 compared to Q4 2024. Communications end market revenue increased $247.7 million (21%) sequentially, primarily due to demand increases for networking products from hyperscaler customers. Enterprise end market revenue decreased $146.2 million (26%) sequentially, primarily due to lower demand in our storage business. Gross profit for Q1 2025 decreased sequentially by $23.3 million (8%), primarily due to unfavorable changes in TRS FVAs recorded in cost of sales ($7.5 million loss in Q1 2025 compared to $22.4 million gain in Q4 2024) driven by the decrease in our Common Share price, partially offset by higher gross profit resulting from higher revenue in Q1 2025 compared to Q4 2024. Gross margin decreased from 11.7% in Q4 2024 to 10.3% in Q1 2025. CCS segment income for Q1 2025 of $147.1 million increased $10.5 million from Q4 2024 mainly due to sequential increase in CCS segment revenue. CCS segment margin slightly increased from 7.9% in Q4 2024 to 8.0% in Q1 2025. ATS segment income for Q1 2025 of $40.7 million increased by $3.7 million from Q4 2024 and ATS segment margin increased from 4.6% in Q4 2024 to 5.0% in Q1 2025 due to improved profitability in our A&D and Industrial businesses. Net earnings for Q1 2025 of $86.2 million decreased $65.5 million compared to net earnings of $151.7 million for Q4 2024, primarily due to $23.3 million in lower gross profit and $54.9 million in higher SG&A expense in Q1 2025, partially offset by $10.3 million in lower income tax expense driven by lower earnings before income taxes in Q1 2025. Higher SG&A expense in Q1 2025 compared to Q4 2024 was primarily due to unfavorable changes in TRS FVAs ($11.6 million loss in Q1 2025 compared to $29.1 million gain in Q4 2024) and $10.4 million higher SBC expenses driven by expense acceleration for retirement-eligible employees in Q1 2025.

Summary of Selected Q1 2025 Results:

	Q1 2025 Actual	Q1 2025 Guidance
Revenue (in billions)	$2.65	$2.475 to $2.625
GAAP earnings from operations as a % of revenue	4.9%	N/A
GAAP EPS (1)	$0.74	N/A
Adjusted operating margin (non-GAAP)*	7.1%	6.8% at the mid-point of our revenue and non-GAAP adjusted EPS guidance ranges
Adjusted EPS (non-GAAP)*	$1.20	$1.06 to $1.16
*    See "Non-GAAP Financial Measures" below.

(1)    GAAP EPS for Q1 2025 included an aggregate charge of $0.33 (pre-tax) per share for employee SBC expense, amortization of intangible assets (excluding computer software), and restructuring charges. See "Operating Results" above and "Non-GAAP Financial Measures" below for per-item charges. This aggregate charge was within our Q1 2025 guidance range of between $0.29 to $0.35 per share for these items. GAAP EPS for Q1 2025 also included $0.16 per share negative impact attributable to TRS FVAs.

For Q1 2025, our revenue exceeded the high end of our guidance range due to higher than anticipated customer demand. Our non-GAAP adjusted operating margin for Q1 2025 exceeded the mid-point of our revenue and non-GAAP adjusted EPS guidance ranges and our Q1 2025 adjusted EPS exceeded the high end of our guidance range, primarily driven by unanticipated operating leverage in our CCS segment. Our GAAP effective tax rate for Q1 2025 was 24%. As anticipated, our adjusted effective tax rate (non-GAAP) for Q1 2025 was 20%.

Non-GAAP Financial Measures

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

    The following non-GAAP financial measures are included in this MD&A: adjusted gross profit, adjusted SG&A, adjusted operating earnings (or adjusted EBIAT), and each of the foregoing measures as a percentage of revenue, adjusted net earnings, adjusted EPS, adjusted ROIC, free cash flow, adjusted tax expense and adjusted effective tax rate.

Our non-GAAP financial measures are calculated by making the following adjustments as applicable to our GAAP financial measures:

Employee SBC expense, which represents the estimated fair value of stock options, restricted share units and performance share units granted to employees, is excluded because grant activities vary significantly from quarter-to-quarter in both quantity and fair value. We believe excluding this expense allows us to compare core operating results with those of our competitors, who also generally exclude employee SBC expense in assessing operating performance, and may have different granting patterns, equity awards, and valuation assumptions.

Total return swap fair value adjustments (TRS FVAs) represent mark-to-market adjustments to our TRS Agreement, as the TRS Agreement is re-measured at fair value at each quarter end. We exclude the impact of these non-cash fair value adjustments (which reflect fluctuations in the market price of our Common Shares recorded in cost of sales or SG&A) from period to period as such fluctuations do not represent our ongoing operating performance. In addition, we believe that excluding these non-cash adjustments permits a helpful comparison of our core operating results to our competitors.

Transitional hedge reclassifications and adjustments related to foreign currency forward exchange contracts (FCC Transitional ADJ) were specifically driven by our transition from IFRS to GAAP. For the purpose of determining our non-GAAP measures, FCC Transitional ADJ were made to cost of sales and SG&A. Our foreign currency forward exchange contracts that we entered prior to 2024 were accounted for as either cash flow hedges (qualified for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024, resulting in FCC Transitional ADJ. Had we been able to designate those foreign currency forward exchange contracts under GAAP from their inception, they would have qualified as cash flow or economic hedges under GAAP, and no FCC Transitional ADJ would have been required under GAAP. FCC Transitional ADJ do not reflect the on-going operational impacts of our hedging activities and are excluded in assessing operating performance.

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

    Miscellaneous Expense (Income) consists primarily of: (i) certain net periodic benefit costs (credits) related to our pension and post-employment benefit plans consisting of interest costs and expected returns on pension balances, and amortization of actuarial gains or losses; and (ii) gains or losses related to our foreign currency forward exchange contracts and interest rate swaps that we entered into prior to 2024. Those derivative instruments were accounted for as either cash flow hedges (qualifying for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024. Certain gains and losses related to those contracts were recorded in Miscellaneous Expense (Income). See FCC Transitional ADJ above. We exclude such items because we believe they are not directly related to our ongoing operating results.

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

Adjusted net earnings is defined as GAAP net earnings before the impact of Employee SBC expense, TRS FVAs, FCC Transitional ADJ, amortization of intangible assets (excluding computer software), Restructuring and Other Charges (Recoveries), Miscellaneous Expense (Income) and adjustment for taxes. Adjusted net earnings per share is calculated by dividing adjusted net earnings by the number of diluted weighted average shares outstanding. Management uses adjusted net earnings as a measure to assess performance related to our core operations.

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

The following table sets forth, for the periods indicated, the various non-GAAP financial measures discussed above, and a reconciliation of such non-GAAP financial measures to the most directly comparable financial measures determined under GAAP (in millions, except percentages and per share amounts):

	Three months ended March 31
	2025		2024
		% of revenue		% of revenue
GAAP revenue	$2,648.6		$2,208.9

GAAP gross profit	$273.9	10.3%	$222.1	10.1%
Employee SBC expense	10.1		8.9
TRS FVAs: losses (gains)	7.5		(12.8)
Adjusted gross profit (non-GAAP)	$291.5	11.0%	$218.2	9.9%

GAAP SG&A	$112.5	4.2%	$64.8	2.9%
Employee SBC expense	(15.9)		(13.8)
TRS FVAs: gains (losses)	(11.6)		18.7
FCC Transitional ADJ	—		0.5
Adjusted SG&A (non-GAAP)	$85.0	3.2%	$70.2	3.2%

GAAP earnings from operations	$128.8	4.9%	$125.8	5.7%
Employee SBC expense	26.0		22.7
TRS FVAs: losses (gains)	19.1		(31.5)
FCC Transitional ADJ	—		(0.5)
Amortization of intangible assets (excluding computer software)	10.0		9.3
Restructuring and other charges, net of recoveries	3.9		4.8
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$187.8	7.1%	$130.6	5.9%

GAAP net earnings	$86.2	3.3%	$91.8	4.2%
Employee SBC expense	26.0		22.7
TRS FVAs: losses (gains)	19.1		(31.5)
FCC Transitional ADJ	—		(0.5)
Amortization of intangible assets (excluding computer software)	10.0		9.3
Restructuring and other charges, net of recoveries	3.9		4.8
Miscellaneous Expense	1.4		6.6
Adjustments for taxes(1)	(6.5)		(4.4)
Adjusted net earnings (non-GAAP)	$140.1	5.3%	$98.8	4.5%

Diluted EPS
Weighted average # of shares (in millions)	116.9		119.3
GAAP earnings per share	$0.74		$0.77
Adjusted earnings per share (non-GAAP)	$1.20		$0.83
# of shares outstanding at period end (in millions)	115.6		118.8

GAAP cash provided by operations	$130.3		$108.1
Purchase of property, plant and equipment, net of sales proceeds	(36.7)		(40.4)
Free cash flow (non-GAAP)	$93.6		$67.7

GAAP ROIC %	21.6%		22.9%
Adjusted ROIC % (non-GAAP)	31.5%		23.8%
(1) The adjustments for taxes, as applicable, represent the tax effects of our non-GAAP adjustments (see below).

The following table sets forth a reconciliation of our adjusted tax expense (non-GAAP) and our adjusted effective tax rate (non-GAAP) to our GAAP tax expense and GAAP effective tax rate, respectively, for the periods indicated, in each case determined by excluding the tax benefits or costs associated with the listed items (in millions, except percentages) from our GAAP tax expense for such periods. Our GAAP effective tax rate is determined by dividing (i) GAAP tax expense by (ii) earnings from operations minus finance costs and Miscellaneous Expense (Income) recorded on our statement of operations; our adjusted effective tax rate (non-GAAP) is determined by dividing (i) adjusted tax expense (non-GAAP) by (ii) adjusted operating earnings (non-GAAP) minus finance costs.

	Three months ended
	March 31
	2025	2024

GAAP tax expense	$27.5	$13.4

Tax costs (benefits) of the following items excluded from GAAP tax expense:
Employee SBC expense and TRS FVAs	6.0	3.6
Amortization of intangible assets (excluding computer software)	0.7	0.8
Restructuring and other charges, net of recoveries	—	0.3
Miscellaneous Expense	(0.2)	(0.3)
Adjusted tax expense (non-GAAP)	$34.0	$17.8

GAAP tax expense	$27.5	$13.4

Earnings from operations	$128.8	$125.8
Finance Costs	(13.7)	(14.0)
Miscellaneous Expense	(1.4)	(6.6)
	$113.7	$105.2

GAAP effective tax rate	24%	13%

Adjusted tax expense (non-GAAP)	$34.0	$17.8

Adjusted operating earnings (non-GAAP)	$187.8	$130.6
Finance Costs	(13.7)	(14.0)
	$174.1	$116.6

Adjusted effective tax rate (non-GAAP)	20%	15%

The following table sets forth, for the periods indicated, our calculation of GAAP ROIC % and non-GAAP adjusted ROIC % (in millions, except GAAP ROIC % and non-GAAP adjusted ROIC %):

	Three months ended
	March 31
	2025	2024

GAAP earnings from operations	$128.8	$125.8
Multiplier to annualize earnings	4	4
Annualized GAAP earnings from operations	$515.2	$503.2

Average net invested capital for the period*	$2,384.0	$2,198.2

GAAP ROIC %	21.6%	22.9%

	Three months ended
	March 31
	2025	2024

Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$187.8	$130.6
Multiplier to annualize earnings	4	4
Annualized adjusted EBIAT (non-GAAP)	$751.2	$522.4

Average net invested capital for the period*	$2,384.0	$2,198.2

Adjusted ROIC % (non-GAAP)	31.5%	23.8%

	March 31 2025	December 31 2024
Net invested capital consists of:
Total assets	$5,834.9	$5,988.2
Less: cash	303.0	423.3
Less: ROU assets (operating and finance leases)	178.6	180.8
Less: accounts payable, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	3,000.3	2,969.2
Net invested capital at period end*	$2,353.0	$2,414.9

	March 31 2024	December 31 2023
Net invested capital consists of:
Total assets	$5,711.5	$5,890.5
Less: cash	308.1	370.4
Less: ROU assets (operating and finance leases)	196.1	170.0
Less: accounts payable, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	2,992.6	3,168.4
Net invested capital at period end*	$2,214.7	$2,181.7
* We use a two-point average to calculate average net invested capital for the quarter. Average net invested capital for Q1 2025 is the average of net invested capital as at March 31, 2025 and December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks associated with financial instruments and otherwise. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during Q1 2025 from the description set forth in note 19 to our 2024 AFS, under "Capital Resources — Financial instruments and financial risks" in Item 7 of the 2024 10-K and in Item 7A of the 2024 10-K.

Currency risk: We enter into foreign currency forward contracts to hedge our cash flow exposures and swaps to hedge our exposures of monetary assets and monetary liabilities (Economic Hedges), generally for periods of up to 12 months, to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in local currencies. The fair value of the outstanding contracts at March 31, 2025 was a net unrealized loss of $8.4 million (December 31, 2024 — net unrealized loss of $18.5 million), resulting from fluctuations in foreign exchange rates between the contract execution and the period-end date.

Equity price risk: See "Liquidity — Cash requirements — TRS" above for a description of the TRS Agreement. If the value of the TRS Agreement decreases over its term, we are obligated to pay the counterparty the amount of such decrease upon Settlement. As a result, the TRS Agreement is subject to equity price risk. Prior to March 14, 2025, our TRS had a Strike Price of $12.73 per share. On March 14, 2025, we re-struck our TRS Agreement with the Current Strike Price of $91.58 per share. At March 31, 2025, the fair value of the TRS Agreement was an unrealized loss of $18.3 million (December 31, 2024 — unrealized gain of $99.4 million). A one dollar decrease in our Common Share price would decrease the value of the TRS Agreement as of March 31, 2025 by $1.3 million.

Interest rate risk: Borrowings under the Credit Facility bear interest at specified rates, plus specified margins (described in note 8 to the Q1 2025 Interim Financial Statements and note 11 to our 2024 AFS). In order to partially hedge against our exposure to interest rate variability on our Term Loans, we have entered into various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings under our Term Loans (described above). At March 31, 2025, the fair value of our interest rate swap agreements was an net unrealized gain of $3.1 million (December 31, 2024 — an unrealized gain of $6.6 million). The decrease in the fair value of the swaps is primarily a result of additional swaps entered into in March 2025 and a decrease in market expectations with respect to future interest rate movements relative to the fixed rates under our interest rate swaps. A downward shift of the forward interest rate curve would decrease the amount of the gain. A one-percentage point increase in relevant interest rates would increase interest expense, based on outstanding borrowings under the Credit Facility at March 31, 2025, by $5.2 million annually, including the impact of our interest rate swap agreements, and by $8.9 million annually, without accounting for such agreements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act) designed to ensure that information we are required to disclose in the reports that we file or submit under the U.S. Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the U.S. Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures are effective to meet the requirements of Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act.

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

Changes in internal control over financial reporting:

We did not identify any change in our internal control over financial reporting in connection with our evaluation thereof that occurred during Q1 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

For information regarding our legal proceedings, see note 17 to our Q1 2025 Interim Financial Statements, and "Operating Results — Income Taxes" in Part I, Item 2 above for a description of the ongoing Romanian income and value-added tax matter and Thailand value-added tax matter, which are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2024 10-K, except as described below.

U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition.

The policies or legislation of the U.S. administration may continue to create uncertainty with respect to, among other things, trade agreements and free trade generally, and may impose significant new increases on tariffs on goods imported into the U.S. from specified countries, certain of which have imposed, and may continue to impose, retaliatory tariffs. These actions, and/or other governmental actions related to tariffs or international trade agreements, have in the past increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition.

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

Given the uncertainty regarding the scope and duration of these (or further) trade and export actions, whether trade tensions will escalate further, and whether our customers will continue to bear the cost of the tariffs and/or avoid such costs by in-sourcing or shifting business to other providers, their impact on the demand for our services, our operations and results for future periods cannot be currently quantified, but may be material. See Item 2, MD&A — "External factors that may impact our business" and Item 7, MD&A — "External Factors that May Impact our Business" of our 2024 10-K, for further detail.

In addition, we cannot predict whether new U.S. laws will be passed or new regulatory proposals will be adopted, if any (or whether current laws or regulations will be rolled back), or the effect that such events may have on the economy and/or our business. However, changes in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade and exports, taxes, manufacturing, clean energy, the healthcare industry, development and investment in the jurisdictions in which we and/or our customers or suppliers operate, could materially adversely affect our business, results of operations and financial condition. See Item 1A — Risk Factors, "We are subject to the risk of increasing income and other taxes, tax audits, and the challenges of successfully defending our tax positions, and obtaining, renewing or meeting the conditions of tax incentives and credits, any of which may adversely affect our financial performance." of our 2024 10-K.

Transfers of business or operations may increase our costs and cause disruptions in our ability to service our customers.

Our customers have in the past and may in the future require that we transfer the manufacturing of their products from one of our facilities to another to achieve cost reductions, tariff reductions and other objectives. These transfers have resulted in and could again result in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers, and any decision by a significant customer to terminate manufacturing services in a particular facility, could require us to close or reduce operations at certain facilities and, as a result, we may incur in the future significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate or close additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity during the quarter ended March 31, 2025 related to its equity securities registered pursuant to Section 12 of the U.S. Exchange Act:

Period	(a) Total Number of Common Shares Purchased (in millions)	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or programs (in millions)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 — 31, 2025	—	$—	—	8.3
February 1 — 28, 2025(1)	2.2(2)	$127.98	0.5	7.8
March 1 — 31, 2025(1)	0.1	$96.88	0.1	7.7
Total	2.3	$125.94	0.6
 (1)    On October 30, 2024, the TSX accepted our notice to launch, and we announced, a NCIB (2024 NCIB). The 2024 NCIB allowed us to repurchase, at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to 8,609,693 of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids and compliance with applicable law and the volume and other limitations under Rule 10b-18 under the Exchange Act. The maximum number of Common Shares we are permitted to repurchase for cancellation under the 2024 NCIB will be reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during its term to satisfy delivery obligations under our SBC plans, if any. In February and March 2025, we purchased 0.5 million and 0.1 million Common Shares, respectively, under the 2024 NCIB.
(2)    From time-to-time, we enter into Automatic Share Purchase Plans (ASPPs) complying with Rule 10b5-1 under the Exchange Act covering a defined period, instructing a broker to purchase in the open market a specified number of shares (subject to specified conditions) to settle vested employee awards under our SBC plans (SBC ASPPs). In February 2025, 1.7 million Common Shares were purchased on our behalf by an independent broker under a SBC ASPP. The maximum number of Common Shares we were permitted to repurchase for cancellation under the 2024 NCIB was not reduced by the number of Common Shares we arranged to be purchased by such independent broker.

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Regulation S-K Item 408(a)) during the Company’s fiscal quarter ended March 31, 2025.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate and Restated Articles of Incorporation, effective April 25, 2024	6-K	001-14832	99.2	April 25, 2024
3.2	Certificate and Articles of Amendment, effective April 25, 2024	6-K	001-14832	99.1	April 25, 2024
3.3	Amended and Restated By-Law No. 1	6-K	001-14832	99.3	February 28, 2024
3.4	By-Law No. 2	8-K	001-14832	3.1	January 31, 2025
4.1	Form of Common Share Certificate	S-3ASR	333-285515	4.1	March 3, 2025
4.2	Form of Indenture	S-3ASR	333-285515	4.8	March 3, 2025
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS**	Inline XBRL Instance Document					X
101. SCH	Inline XBRL Taxonomy Extension Schema Document					X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)					X
*This certification is deemed not filed for purposes of Section 18 of the U.S. Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the U.S. Securities Act or the U.S. Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELESTICA INC.

Date: April 24, 2025	By:	/s/ Robert A. Mionis
	Name:	Robert A. Mionis
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2025	By:	/s/ Mandeep Chawla
	Name:	Mandeep Chawla
	Title:	Chief Financial Officer (Principal Financial Officer and principal accounting officer)