Form 10-Q
period 2025-09-30
CELESTICA INC
filed 2025-10-27
CIK 1030894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2025, the registrant had 115,036,621 Common Shares outstanding.

CELESTICA INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELESTICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
(unaudited)

	Note	September 30 2025	December 31 2024
Assets
Current assets:
Cash and cash equivalents		$305.9	$423.3
Accounts receivable, net	5	2,439.3	2,069.0
Inventories	6	2,046.7	1,760.6
Other current assets	15	350.9	259.3
Total current assets		5,142.8	4,512.2
Property, plant and equipment, net		551.9	537.2
Operating lease right-of-use assets	7	124.5	124.4
Goodwill		340.7	340.5
Intangible assets, net		275.4	308.0
Deferred income taxes		99.5	87.7
Other non-current assets		71.9	78.2
Total assets		$6,606.7	$5,988.2

Liabilities and Equity
Current liabilities:
Current portion of borrowings under credit facility and finance lease obligations	8	$27.4	$26.5
Accounts payable		1,679.8	1,294.8
Accrued and other current liabilities and provisions	6&15	1,673.2	1,606.6
Income taxes payable		121.9	93.5
Total current liabilities		3,502.3	3,021.4
Long-term portion of borrowings under credit facility and finance lease obligations	8	756.7	770.2
Pension and non-pension post-employment benefit obligations		94.1	83.8
Other non-current liabilities and provisions	15	179.9	167.4
Deferred income taxes		45.1	49.4
Total liabilities		4,578.1	4,092.2
Contingencies	17
Equity:
Total equity		2,028.6	1,896.0
Total liabilities and equity		$6,606.7	$5,988.2

     The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except per share amounts)
(unaudited)

		Three months ended		Nine months ended
		September 30		September 30
	Note	2025	2024	2025	2024

Revenue	3	$3,194.0	$2,499.5	$8,736.0	$7,100.3
Cost of sales	6	2,777.9	2,238.9	7,675.0	6,363.8
Gross profit		416.1	260.6	1,061.0	736.5
Selling, general and administrative expenses		38.4	91.8	189.8	235.9
Research and development		36.4	18.7	88.0	54.6
Amortization of intangible assets		11.4	11.1	33.6	32.0
Restructuring and other charges, net of recoveries	11	4.9	1.0	23.3	17.3
Earnings from operations		325.0	138.0	726.3	396.7
Finance costs		12.8	11.2	40.0	40.2
Miscellaneous expense	12	1.3	2.8	4.4	13.8
Earnings before income taxes		310.9	124.0	681.9	342.7
Income tax expense (recovery)	14
Current		44.2	39.1	133.0	88.4
Deferred		(1.1)	(4.6)	(16.1)	(22.0)
		43.1	34.5	116.9	66.4
Net earnings		$267.8	$89.5	$565.0	$276.3

Earnings per share:
Basic		$2.33	$0.76	$4.90	$2.33
Diluted		$2.31	$0.75	$4.86	$2.32

Weighted-average shares used in computing per share amounts (in millions):
Basic	16	115.0	118.2	115.4	118.7
Diluted	16	115.9	118.9	116.2	119.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(unaudited)

		Three months ended		Nine months ended
		September 30		September 30
	Note	2025	2024	2025	2024

Net earnings		$267.8	$89.5	$565.0	$276.3

Other comprehensive income (loss), net of tax	10
Losses related to defined benefit pension and non-pension post-employment benefit plans		(3.2)	(0.6)	(9.3)	(1.6)
Currency translation differences for foreign operations		(2.5)	4.7	2.5	(0.7)
Unrealized gain (loss) on currency forward derivative hedges		(6.2)	15.5	15.3	5.6
Unrealized gain (loss) on interest rate swap derivative hedges		(0.7)	(4.5)	(4.4)	0.1
Total other comprehensive income (loss), net of tax		(12.6)	15.1	4.1	3.4

Total comprehensive income		$255.2	$104.6	$569.1	$279.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(unaudited)

Three Months Ended September 30, 2025	Note	Capital stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)(a)	Total equity
Balance -- June 30, 2025		$1,621.5	$(202.2)	$466.1	$(126.6)	$(0.9)	$1,757.9
Capital transactions:	9
Issuance of capital stock		0.1	—	(0.1)	—	—	—
Stock-based compensation (SBC)		—	1.2	14.3	—	—	15.5
Total comprehensive income:
Net earnings for the period		—	—	—	267.8	—	267.8
Other comprehensive loss		—	—	—	—	(12.6)	(12.6)
Balance -- September 30, 2025		$1,621.6	$(201.0)	$480.3	$141.2	$(13.5)	$2,028.6

Nine Months Ended September 30, 2025
Balance -- January 1, 2025		$1,632.8	$(92.9)	$797.5	$(423.8)	$(17.6)	$1,896.0
Capital transactions:	9
Issuance of capital stock		6.0	—	(5.7)	—	—	0.3
Repurchase of capital stock for cancellation (b)		(17.2)	—	(99.7)	—	—	(116.9)
Purchase of treasury stock for SBC plans		—	(221.6)	—	—	—	(221.6)
SBC cash settlement		—	—	(156.0)	—	—	(156.0)
SBC		—	113.5	(55.8)	—	—	57.7
Total comprehensive income:
Net earnings for the period		—	—	—	565.0	—	565.0
Other comprehensive income		—	—	—	—	4.1	4.1
Balance -- September 30, 2025		$1,621.6	$(201.0)	$480.3	$141.2	$(13.5)	$2,028.6
(a)        Accumulated other comprehensive income (loss) is net of tax (see note 10).
(b)    Consists of $115.0 paid to repurchase common shares for cancellation during the first nine months of 2025 and accrued share buyback taxes (see note 9).

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(unaudited)

Three Months Ended September 30, 2024	Note	Capital stock	Treasury stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)(a)	Total equity
Balance -- June 30, 2024		$1,668.5	$(92.5)	$899.5	$(665.0)	$(11.9)	$1,798.6
Capital transactions:	9
Issuance of capital stock		0.2	—	(0.2)	—	—	—
Repurchase of capital stock for cancellation (b)		(31.7)	—	(70.6)	—	—	(102.3)
SBC		—	5.0	8.2	—	—	13.2
Total comprehensive income:
Net earnings for the period		—	—	—	89.5	—	89.5
Other comprehensive income		—	—	—	—	15.1	15.1
Balance -- September 30, 2024		$1,637.0	$(87.5)	$836.9	$(575.5)	$3.2	$1,814.1

Nine Months Ended September 30, 2024
Balance -- January 1, 2024		$1,672.5	$(80.1)	$1,030.6	$(851.8)	$(0.2)	$1,771.0
Capital transactions:	9
Issuance of capital stock		5.6	—	(1.7)	—	—	3.9
Repurchase of capital stock for cancellation (c)		(41.1)	—	(85.0)	—	—	(126.1)
Purchase of treasury stock for SBC plans(d)		—	(94.1)	—	—	—	(94.1)
SBC cash settlement		—	—	(69.0)	—	—	(69.0)
SBC		—	86.7	(38.0)	—	—	48.7
Total comprehensive income:
Net earnings for the period		—	—	—	276.3	—	276.3
Other comprehensive income		—	—	—	—	3.4	3.4
Balance -- September 30, 2024		$1,637.0	$(87.5)	$836.9	$(575.5)	$3.2	$1,814.1
(a)    Accumulated other comprehensive income (loss) is net of tax (see note 10).
(b)    Consists of $100.0 paid to repurchase common shares for cancellation during the third quarter of 2024 and accrued share buyback taxes (see note 9).
(c)    Consists of $126.5 paid to repurchase common shares for cancellation during the first nine months of 2024 and accrued share buyback taxes, offset in part by the reversal of $2.7 accrued at December 31, 2023 for the estimated contractual maximum quantity of permitted common share repurchases (Contractual Maximum Quantity) under an automatic share purchase plan (ASPP) executed in December 2023 for such purpose (see note 9).
(d)    Consists of $101.6 paid to repurchase common shares for delivery obligations under our SBC plans during the first nine months of 2024, offset in part by the reversal of $7.5 accrued at December 31, 2023 for the estimated Contractual Maximum Quantity under an ASPP executed in September 2023 for such purpose (see note 9).

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(unaudited)

		Three months ended		Nine months ended
		September 30		September 30
Cash provided by (used in):	Note	2025	2024	2025	2024
Operating activities:
Net earnings		$267.8	$89.5	$565.0	$276.3
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization		40.3	39.3	123.0	111.9
SBC	9	15.6	12.7	56.8	47.3
Total return swap (TRS) fair value adjustments	9	(113.3)	7.7	(191.6)	(39.5)
Restructuring and other charges		2.5	0.4	2.9	5.9
Unrealized losses on hedge derivatives		1.1	2.0	3.7	11.1
Deferred income taxes		(1.1)	(4.6)	(16.1)	(22.0)
Other		5.7	(1.8)	24.1	(4.8)
Changes in non-cash working capital items:
Accounts receivable		(151.5)	(111.7)	(370.3)	(209.4)
Inventories		(128.6)	23.4	(286.1)	283.8
Other current assets		(0.9)	37.7	(7.3)	37.0
Accounts payable, accrued and other current liabilities, provisions and income taxes payable		188.6	28.2	504.8	(167.1)
Net cash provided by operating activities		126.2	122.8	408.9	330.5

Investing activities:
Cash paid for business acquisition, net of cash acquired		—	—	—	(36.1)
Purchase of property, plant and equipment		(37.3)	(46.0)	(106.5)	(123.3)
Proceeds from sale of assets		—	—	—	2.9
Other		—	(5.0)	(2.5)	(5.0)
Net cash used in investing activities		(37.3)	(51.0)	(109.0)	(161.5)

Financing activities:
Borrowings under revolving loans	8	—	20.0	500.0	485.0
Repayments under revolving loans	8	(90.0)	(20.0)	(500.0)	(485.0)
Borrowings under term loans		—	—	—	750.0
Repayments under term loans	8	(4.4)	(4.4)	(13.1)	(613.3)
Principal payments of finance leases		(2.4)	(2.3)	(7.6)	(7.1)
Proceeds from issuance of capital stock	9	—	—	0.3	3.9
Repurchase of capital stock for cancellation	9	—	(100.0)	(117.7)	(126.5)
Purchase of treasury stock for SBC plans	9	—	—	(221.6)	(101.6)
Proceeds from TRS settlement	15	—	—	98.6	32.3
SBC cash settlement	9	—	—	(156.0)	(69.0)
Debt issuance costs paid		—	(0.6)	(0.2)	(9.6)
Net cash used in financing activities		(96.8)	(107.3)	(417.3)	(140.9)

Net increase (decrease) in cash and cash equivalents		(7.9)	(35.5)	(117.4)	28.1
Cash and cash equivalents, beginning of period		313.8	434.0	423.3	370.4
Cash and cash equivalents, end of period		$305.9	$398.5	$305.9	$398.5

Supplemental disclosure information:
Interest paid		$13.4	$12.1	$40.7	$40.6
Net income taxes paid		$45.7	$33.2	$101.9	$71.9
Non-cash investing activity:
Unpaid purchases of property, plant and equipment at end of period		$24.4	$35.1	$24.4	$35.1
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

2.             BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation:

These unaudited interim condensed consolidated financial statements for the period ended September 30, 2025 (Q3 2025 Interim Financial Statements) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Q3 2025 Interim Financial Statements, in the opinion of management, reflect all normal and recurring adjustments necessary to present fairly our financial position, operating results and cash flows for the periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. The three and nine months ended September 30, 2025 are referred to herein as Q3 2025 and YTD 2025, respectively. The Q3 2025 Interim Financial Statements should be read in conjunction with our 2024 annual consolidated financial statements and related notes (2024 AFS) which are included in our Annual Report on Form 10-K for the year ended December 31, 2024. The Q3 2025 Interim Financial Statements are presented in United States (U.S.) dollars, which is also Celestica's functional currency. Unless otherwise noted, all financial information is presented in millions of U.S. dollars (except percentages and per share/per unit amounts). We have reclassified certain prior period information to conform with the presentation of the current period.

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

Our review of the estimates, judgments and assumptions used in the preparation of the Q3 2025 Interim Financial Statements included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness, and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization,

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
or impairments of our assets or our reporting units, any of which could have a material impact on our financial performance and financial condition.

Due to global economic conditions, including the impact of ongoing trade conflicts, tariffs and geopolitical conflicts, there has been and will continue to be uncertainty in the global economy. Management has made estimates and assumptions based on information available as of the date of issuance of the Q3 2025 Interim Financial Statements taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained.

Significant accounting policies:

The Q3 2025 Interim Financial Statements have been prepared on a basis consistent with the accounting policies as described in note 2 to our 2024 AFS.

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

We are currently evaluating the impact that the updated standard will have on our financial statement disclosures. We believe that other recently issued accounting standards will either not have a material impact on the consolidated financial statements or will not apply to our operations.

3.           SEGMENT AND CUSTOMER REPORTING

Segments:

Celestica serves customers in two operating and reportable segments. Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense, Industrial, HealthTech and Capital Equipment businesses. Our CCS segment consists of our Communications and Enterprise (servers and storage) end markets. Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue). Segment income is defined as a segment's revenue less its cost of sales and its allocatable portion of SG&A and research and development expenses (collectively, Segment Costs). See note 22 to our 2024 AFS for a description of the businesses that comprise our segments, how segment revenue is attributed, how costs are allocated to our segments, and how segment income and segment margin are determined.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
Information regarding each reportable segment for the periods indicated is set forth below:

Revenue by segment:	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
		% of total		% of total		% of total		% of total
ATS	$781.0	24%	$814.1	33%	$2,407.3	28%	$2,349.7	33%
CCS
Communications	$1,942.9	61%	$1,067.3	42%	$5,011.8	57%	$2,766.7	39%
Enterprise	470.1	15%	618.1	25%	1,316.9	15%	1,983.9	28%
	$2,413.0	76%	$1,685.4	67%	$6,328.7	72%	$4,750.6	67%

Total revenue	$3,194.0		$2,499.5		$8,736.0		$7,100.3

Segment Costs by segment:	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
ATS cost of sales	$698.0	$746.1	$2,150.6	$2,148.2
ATS other Segment Costs	40.2	27.9	129.7	94.4
CCS cost of sales	2,121.6	1,484.8	5,581.8	4,212.9
CCS other Segment Costs	92.0	71.9	229.2	195.8
Total Segment Costs	$2,951.8	$2,330.7	$8,091.3	$6,651.3

Segment income, segment margin, and reconciliation of segment income to earnings before income taxes:		Three months ended September 30				Nine months ended September 30
	Note	2025		2024		2025		2024
			Segment Margin		Segment Margin		Segment Margin		Segment Margin
ATS segment income and margin		$42.8	5.5%	$40.1	4.9%	$127.0	5.3%	$107.1	4.6%
CCS segment income and margin		199.4	8.3%	128.7	7.6%	517.7	8.2%	341.9	7.2%
Total segment income		242.2		168.8		644.7		449.0
Reconciling items:
Finance costs		12.8		11.2		40.0		40.2
Miscellaneous expense	12	1.3		2.8		4.4		13.8
Foreign currency forward contracts transitional adjustments		—		(0.5)		—		(1.7)
Employee SBC expense		15.6		12.7		56.8		47.3
TRS fair value adjustment (TRS FVA): losses (gains)		(113.3)		7.7		(191.6)		(39.5)
Amortization of intangible assets (excluding computer software)		10.0		9.9		29.9		28.9
Restructuring and other charges, net of recoveries	11	4.9		1.0		23.3		17.3
Earnings before income taxes		$310.9		$124.0		$681.9		$342.7

Customers:

Three customers (all in our CCS segment) individually represented 10% or more of total revenue in Q3 2025 (30%, 15% and 14%) and in YTD 2025 (30%, 14% and 12%). Two customers (both in our CCS segment) individually represented 10% or more of total revenue in Q3 2024 (25% and 12%) and YTD 2024 (30% and 11%).

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
4.    ACQUISITION

On April 26, 2024, we completed the acquisition of 100% of the interests in NCS Global Services LLC (NCS), a U.S.-based IT infrastructure and asset management business, for a purchase price of $39.6. The purchase price was funded with the revolving portion of our credit facility (see note 8). The NCS acquisition agreement also included a potential earn-out of up to $20 if certain adjusted earnings before interest, taxes, depreciation and amortization targets were achieved during the period from May 2024 to April 2025. We estimated the fair value of such potential earn-out to be $6.6 at the date of acquisition.

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

In connection with the NCS acquisition, we recorded acquisition costs of nil in Q3 2024 and $1.6 in YTD 2024. See note 11 for acquisition costs incurred in Q3 2025, YTD 2025, and the respective prior year periods.

5.             ACCOUNTS RECEIVABLE (A/R), NET

Allowance for credit losses:

A/R is recorded net of allowance of $29.5 at September 30, 2025 (December 31, 2024 — $10.1).

A/R sales program and supplier financing programs (SFPs):

Both at September 30, 2025 and at December 31, 2024, we sold nil of A/R under our A/R sales program and under our SFPs.

Contract assets:

At September 30, 2025, our A/R balance included $303.7 (December 31, 2024 — $237.9) of contract assets recognized as revenue in accordance with our revenue recognition accounting policy.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
6.             INVENTORIES

The components of inventories, net of applicable net realizable value write-downs, were as follows:

	September 30 2025	December 31 2024
Raw materials	$1,617.6	$1,521.1
Work in progress	154.7	106.6
Finished goods	274.4	132.9
	$2,046.7	$1,760.6

We recorded inventory write-downs of $20.3 and $49.6 for Q3 2025 and YTD 2025, respectively (Q3 2024 — $15.1; YTD 2024 — $33.3) in cost of sales.

Contract liabilities:

We receive cash deposits from certain of our customers primarily to reduce risks related to excess and/or obsolete inventory. At September 30, 2025, our accrued and other current liabilities and provisions included $381.6 (December 31, 2024 — $511.6) of cash deposits.

7.          LEASES

The components of lease expense for the periods indicated are as follows:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Finance lease expense:
Amortization of ROU assets (i)	$2.1	$1.9	$6.2	$5.6
Interest on lease obligations (ii)	0.9	0.8	2.5	2.6
Operating lease expense (i)	10.2	10.4	30.8	30.1
Short-term lease expense and variable lease expense (i)	0.7	0.5	1.8	1.4
Total	$13.9	$13.6	$41.3	$39.7
(i) Recorded in either cost of sales or SG&A based on the nature of the leased assets in the consolidated statement of operations.
(ii) Recorded in finance costs in the consolidated statement of operations.

Other information related to leases for the periods indicated is as follows:

	September 30 2025	December 31 2024
ROU assets:
Operating lease ROU assets	$124.5	$124.4
Finance lease ROU assets (included in property, plant & equipment, net)	54.4	56.4
Total ROU assets	$178.9	$180.8

Current portion of lease obligations:
Operating lease liability (included in accrued and other current liabilities and provisions)	$29.5	$25.7
Finance lease liability (included in current portion of borrowings under credit facility and finance lease obligations)	10.9	9.9
Long-term portion of lease obligations:
Operating lease liability (included in other non-current liabilities and provisions)	108.5	109.4
Finance lease liability (included in long-term portion of borrowings under credit facility and finance lease obligations)	50.6	51.8
Total lease obligations	$199.5	$196.8

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

The Term A Loan and the Revolver each mature in June 2029. The Term B Loan matures in June 2031. The Term A Loan and the Term B Loan require quarterly principal repayments of $3.125 and $1.250, respectively, and both require a lump sum repayment of the remainder outstanding at maturity. We are also required to make annual prepayments of outstanding obligations under the Credit Facility (applied first to the Term Loans, then to the Revolver, in the manner set forth in the Credit Facility) ranging from 0% to 50% (based on a defined leverage ratio) of specified excess cash flow for the prior fiscal year. No prepayments based on excess cash flow were required in 2024, or will be required in 2025. In addition, prepayments of outstanding obligations under the Credit Facility (applied as described above) may also be required in the amount of specified net cash proceeds received above a specified annual threshold (including proceeds from the disposal of certain assets). No prepayments based on net cash proceeds were required in 2024, or will be required in 2025. Any outstanding amounts under the Revolver are due at maturity.

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

See note 11 to 2024 AFS for detail of interest rates and commitment fee rates under our Credit Facility. At September 30, 2025, outstanding amounts under the Term A Loan and Revolver bore interest at Adjusted Term SOFR (term SOFR plus 0.1%) plus 1.75%; outstanding amounts under the Term B Loan bore interest at term SOFR plus 1.75%.

We have entered into interest rate swap agreements to hedge against our exposures to the interest rate variability on a portion of the Term Loans. See note 15 for further detail.

At September 30, 2025 and December 31, 2024, we were in compliance with all restrictive and financial covenants under the Credit Facility.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
The following table sets forth, at the dates shown, outstanding borrowings under the Credit Facility, excluding ordinary course L/Cs; notional amounts under our interest rate swap agreements; and outstanding finance lease obligations:

	Outstanding borrowings		Notional amounts under interest rate swaps (note 15)
	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Borrowings under the Revolver	$—	$—	$—	$—
Borrowings under the Term Loans:
Term A Loan	$234.4	$243.7	$130.0	$130.0
Term B Loan	493.7	497.5	240.0	200.0
Total	$728.1	$741.2	$370.0	$330.0

Total borrowings under Credit Facility	$728.1	$741.2
Unamortized debt issuance costs related to the Term Loans (1)	(5.5)	(6.2)
Finance lease obligations (see note 7)	61.5	61.7
	$784.1	$796.7

Total Credit Facility and finance lease obligations:
Current portion	$27.4	$26.5
Long-term portion	756.7	770.2
	$784.1	$796.7
(1)    We incur fees and expenses upon amendments to the Credit Facility. Creditor fees incurred in connection with our Term Loans in YTD 2024 totaling $5.4 were deferred as long-term debt on our consolidated balance sheet and amortized over their respective terms using the effective interest rate method. In addition, third-party expenses and creditor fees incurred in connection with the Revolver in YTD 2024 totaling $3.9 were deferred as other assets on our consolidated balance sheet and amortized on a straight line basis over the term (or remaining term, as applicable) of the Revolver.
The following table sets forth, at the dates shown, information regarding outstanding L/Cs, guarantees, surety bonds and overdraft facilities:

	September 30 2025	December 31 2024
Outstanding L/Cs under the Revolver	$10.8	$11.1
Outstanding bank guarantees and surety bonds outside the Revolver	35.8	23.0
Total	$46.6	$34.1
Available uncommitted bank overdraft facilities	$198.5	$198.5
Amounts outstanding under available uncommitted bank overdraft facilities	$—	$—

9.            CAPITAL STOCK

Capital transactions:

Activities with respect to our capital stock for the periods indicated are set forth below:

Number of shares (in millions)	Common Shares
Issued and outstanding at December 31, 2023	119.0
Issued from treasury (1)	0.3
Cancelled under normal course issuer bids (NCIB)	(2.9)
Issued and outstanding at September 30, 2024	116.4

Issued and outstanding at December 31, 2024	116.1
Issued from treasury (1)	0.1
Cancelled under NCIB	(1.2)
Issued and outstanding at September 30, 2025	115.0

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
(1)    From time to time, we issue shares from treasury to settle our vested stock options, restricted share units (RSUs) and performance share units (PSUs). In Q3 2025, nil were issued from treasury upon the exercise of stock options (Q3 2024 — nil); in YTD 2025, 0.03 million were issued from treasury upon the exercise of stock options for aggregate cash proceeds of $0.3 (YTD 2024 — 0.3 million shares were issued from treasury upon the exercise of stock options by our Chief Executive Officer for aggregate cash proceeds of $3.9).

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

On December 12, 2023, the TSX accepted our notice to launch a NCIB (2023 NCIB), which allowed us to repurchase, at our discretion, from December 14, 2023 until the earlier of December 13, 2024 (unless terminated earlier) or the completion of purchases thereunder, up to approximately 11.8 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. At December 31, 2023, we recorded an accrual of: (i) $2.7, representing the estimated contractual maximum number of permitted Common Share repurchases (Contractual Maximum Quantity) under an NCIB ASPP; and (ii) $7.5, representing the estimated Contractual Maximum Quantity under an SBC ASPP, each of which was reversed in YTD 2024. One NCIB ASPP and two SBC ASPPs were in effect during YTD 2024. The 2023 NCIB was early terminated on October 30, 2024.

On October 30, 2024, the TSX accepted our notice to launch another NCIB (2024 NCIB), which allows us to repurchase, at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to approximately 8.6 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. At September 30, 2025, approximately 7.1 million Common Shares remained available for repurchase under the 2024 NCIB. One SBC ASPP and two NCIB ASPPs were in effect during YTD 2025.

Information regarding Common Shares purchases in Q3 2025 and YTD 2025 and respective prior year periods, for cancellation and for SBC plan delivery obligations (including under ASPPs) is set forth below:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation	$—	$100.0	$115.0	$126.5
Number of Common Shares repurchased for cancellation (in millions)(1)	—	2.2	1.2	2.9
Weighted average price per share for repurchases	$—	$44.44	$94.05	$43.28
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans	$—	$—	$221.6	$101.6
Number of Common Shares repurchased for delivery under SBC plans (in millions)(2)	—	—	1.7	2.8
(1)    For Q3 2025 and YTD 2025, includes nil and 0.6 million Common Shares, respectively, purchased for cancellation under NCIB ASPPs (Q3 2024 — nil; YTD 2024 — 0.5 million).
(2)    Consists entirely of SBC ASPP purchases through an independent broker.

SBC:

Our shareholders approved the 2025 Long Term Incentive Plan (2025 LTIP) at the annual and special meeting of shareholders held on June 17, 2025. Effective as of such date, no additional awards will be granted under our prior equity incentive plans, which include the Long Term Incentive Plan, Celestica Share Unit Plan and the Directors’ Share Compensation Plan (the "Prior Equity Plans"). Under the 2025 LTIP, we may grant stock options, RSUs, PSUs, director share units and other awards valued in

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
reference to or based on Common Shares. The number of Common Shares that may be issued pursuant to equity awards granted under the 2025 LTIP shall not exceed 6.9 million. While we have the option to settle those equity awards in cash or Common Shares, we intend to settle in Common Shares. Outstanding awards under the Prior Equity Plans shall remain in effect in accordance with their terms until such awards are cancelled or settled, at which point the Prior Equity Plans shall cease to have any further force and effect.

From time to time, we pay cash to a broker to purchase Common Shares in the open market to satisfy delivery requirements under our SBC plans (see table above). In Q3 2025 and YTD 2025, we used 0.01 million Common Shares and 2.0 million Common Shares, respectively (Q3 2024 — 0.2 million; YTD 2024 — 3.5 million) to settle SBC awards. At September 30, 2025, the broker held 2.2 million Common Shares with a value of $201.0 (December 31, 2024 — 2.5 million Common Shares with a value of $92.9) for this purpose, which we report as treasury stock on our consolidated statement of changes in equity.

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

Information regarding RSU, PSU and DSU grants to employees and directors, as applicable, for the periods indicated is set forth below (no stock options were granted in the periods below):

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
RSUs Granted:
Number of awards (in millions)	0.01	0.03	0.3	0.7
Weighted average grant date fair value per unit	$210.84	$47.08	$123.27	$37.36

PSUs Granted:
Number of awards (in millions, representing 100% of target)	0.01	0.01	0.2	0.5
Weighted average grant date fair value per unit	$266.99	$55.89	$149.29	$43.47

DSUs Granted:
Number of awards (in millions)	0.002	0.01	0.01	0.02
Weighted average grant date fair value per unit	$245.95	$51.32	$131.31	$50.10

In Q3 2025 and YTD 2025, we made a cash payment of nil and $156.0, respectively, for withholding taxes in connection with the SBC awards that vested during such period (Q3 2024 — nil; YTD 2024 — $69.0).

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

Information regarding employee and director SBC expense and TRS FVAs (which represent changes in fair value of the TRS) for the periods indicated is set forth below:

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Employee SBC expense in cost of sales	$6.8	$5.6	$24.2	$20.2
Employee SBC expense in SG&A	8.8	7.1	32.6	27.1
Total employee SBC expense	$15.6	$12.7	$56.8	$47.3

TRS FVAs: losses (gains) in cost of sales	$(48.5)	$2.7	$(81.6)	$(17.2)
TRS FVAs: losses (gains) in SG&A	(64.8)	5.0	(110.0)	(22.3)
Total TRS FVAs: losses (gains)	$(113.3)	$7.7	$(191.6)	$(39.5)

Combined effect of employee SBC expense and TRS FVAs	$(97.7)	$20.4	$(134.8)	$7.8

Director SBC expense in SG&A(1)	$0.6	$0.6	$1.7	$1.8
(1) Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash.

10.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Translation adjustments:
Opening balance of foreign currency translation account	$(30.5)	$(33.5)	$(35.5)	$(28.1)
Foreign currency translation adjustments	(2.5)	4.7	2.5	(0.7)
Closing balance of foreign currency translation account	$(33.0)	$(28.8)	$(33.0)	$(28.8)

Foreign exchange derivatives:
Opening balance of unrealized net gain (loss) on currency forward cash flow hedges(i)	$12.1	$(9.9)	$(9.4)	$—
Net gain (loss) on currency forward cash flow hedges(i)	(2.7)	14.6	18.5	(5.5)
Reclassification of net loss (gain) on currency forward cash flow hedges to operations(i)	(3.5)	0.9	(3.2)	11.1
Closing balance of unrealized net gain on currency forward cash flow hedges(i)	$5.9	$5.6	$5.9	$5.6

Interest rate swap derivatives:
Opening balance of unrealized net gain (loss) on interest rate swap cash flow hedges(i)	$(2.3)	$4.6	$1.4	$—
Net gain (loss) on interest rate swap cash flow hedges(i)	0.2	(3.6)	(2.4)	2.0
Reclassification of net gain on interest rate swap cash flow hedges to operations(i)	(0.9)	(0.9)	(2.0)	(1.9)
Closing balance of unrealized net gain (loss) on interest rate swap cash flow hedges(i)	$(3.0)	$0.1	$(3.0)	$0.1

Employment benefit:
Opening balance of pension and non-pension post-employment benefit account(i)	$19.8	$26.9	$25.9	$27.9
Net loss on pension and non-pension post-employment benefit plans(i)	(2.6)	—	(7.6)	—
Amortization of net gain on pension and non-pension post-employment benefit plans(i)	(0.6)	(0.6)	(1.7)	(1.6)
Closing balance of pension and non-pension post-employment benefit account(i)	$16.6	$26.3	$16.6	$26.3

Accumulated other comprehensive income (loss) (AOCI), net of tax	$(13.5)	$3.2	$(13.5)	$3.2
(i)    Amounts were net of immaterial tax.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
11.             RESTRUCTURING AND OTHER CHARGES, NET OF RECOVERIES

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Restructuring charges (a)	$3.9	$0.6	$18.9	$11.3
Transition Costs (b)	0.7	—	1.8	4.8
Acquisition costs	0.3	0.4	1.2	2.5
Other charges (recoveries) (c)	—	—	1.4	(1.3)
	$4.9	$1.0	$23.3	$17.3

(a)    Restructuring charges:

Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies. In Q3 2025, YTD 2025 and the respective prior year periods, our restructuring charges consisted primarily of cash charges related to employee terminations and accelerated depreciation of equipment related to disengaging programs. At September 30, 2025, our restructuring provision was $4.4 (December 31, 2024 — $2.9), which we recorded in accrued and other current liabilities and provisions on our consolidated balance sheet.

(b)     Transition Costs:

See note 14 to the 2024 AFS for a description of costs recorded as Transition Costs.

In March 2019, as part of our Toronto real property sale, we entered into a 10-year lease with the purchaser of such property for our then-anticipated headquarters, to be built by such purchaser on the site of our former location (Purchaser Lease). Due to a number of construction-related commencement date delays, in November 2022, we extended (on a long-term basis) the lease on our current corporate headquarters, and in the third quarter of 2023 and the second quarter of 2025, we executed sublease agreements for the leased space under the Purchaser Lease. The Purchaser Lease commenced in June 2024 and related ROU assets and lease liabilities were recognized in our consolidated financial statements. We recorded charges related to the sublet of the Purchaser Lease as Transition Costs (nil in Q3 2025 and $0.4 in YTD 2025; nil in Q3 2024 and $4.8 in YTD 2024).

(c)    Other charges (recoveries):

In Q3 2025 and YTD 2025, we recorded other charges of nil and $1.4, respectively, related to our transition as a U.S. domestic filer. Other recoveries of $1.3 in YTD 2024 consisted of legal recoveries in connection with the settlement of class action lawsuits (for component parts purchased in prior periods) in which we were a plaintiff.

12.    MISCELLANEOUS EXPENSE

The components of miscellaneous expense for the periods indicated are as follows:

		Three months ended September 30		Nine months ended September 30
	Note	2025	2024	2025	2024
Components of net periodic benefit cost other than the service cost under pension and other post-employment benefit plans	13	$0.2	$0.3	$0.7	$0.9
Loss recognized on derivatives:	15
Interest rate swaps		1.1	1.8	3.7	7.0
Foreign exchange forwards		—	0.7	—	5.9
		$1.3	$2.8	$4.4	$13.8

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
13.    PENSION AND NON-PENSION POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost for the periods indicated are as follows:

	Pension Plans		Other Benefits Plans		Pension Plans		Other Benefits Plans
	Three months ended September 30		Three months ended September 30		Nine months ended September 30		Nine months ended September 30
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$0.5	$1.1	$0.9	$0.8	$1.5	$3.3	$2.5	$2.6
Interest cost	2.6	2.4	0.8	0.8	7.7	7.2	2.3	2.2
Expected return on plan assets	(2.5)	(2.3)	(0.1)	—	(7.5)	(6.9)	(0.1)	—
Amortization of net gain	(0.1)	(0.1)	(0.5)	(0.5)	(0.2)	(0.1)	(1.5)	(1.5)
Net periodic benefit cost	$0.5	$1.1	$1.1	$1.1	$1.5	$3.5	$3.2	$3.3

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

In Q3 2025 and YTD 2025, our net income tax expense included $13.3 and $27.2 of income taxes, respectively, related to Pillar Two global minimum tax legislation in jurisdictions where we operate (GMT).

Our Q3 2024 net income tax expense included $2.6 of income taxes related to GMT. Our YTD 2024 net income tax expense included an $18.8 income taxes related to GMT, offset in part by the recognition of $7.5 of previously unrecognized deferred tax assets in our U.S. group of subsidiaries as a result of our NCS acquisition and $5.6 of reversals of tax uncertainties relating to one of our Asian subsidiaries.

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

Equity price risk:

We are party to the TRS Agreement with a third-party bank to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. The TRS Agreement provides for automatic annual one-year extensions (subject to specified conditions), and may be terminated (in whole or in part) by either party at any time. In the first quarter of 2024, we terminated a portion of the TRS Agreement by reducing the notional quantity by 1.25 million Common Shares and received $32.3 from the counterparty in connection therewith (recorded in cash provided by financing activities in our consolidated statement of cash flows). Subsequently, our TRS Agreement covers a notional quantity of 1.25 million Common Shares (Current Notional Quantity).

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

Interest rate risk:

Borrowings under the Credit Facility expose us to interest rate risk due to the potential variability of market interest rates (see note 8). In order to partially hedge against our exposure to interest rate variability on our Term Loans, we are party to various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings thereunder. At September 30, 2025, associated with the Term A Loan, we had: (i) interest rate swaps with $130.0 notional amount expiring in December 2025; (ii) interest rate swaps with $80.0 notional amount (entered in March 2025) commencing in December 2025 and expiring in June 2027, (iii) interest rate swaps with $40.0 notional amount (entered in September 2025) commencing December 2025 and expiring in June 2029; and (iv) interest rate swaps with $80.0 notional amount (entered in March and September 2025) commencing June 2027 and expiring in June 2029. At September 30, 2025, associated with the Term B Loan, we had: (i) interest rate swaps with $200.0 notional amount expiring in December 2025; (ii) interest rate swaps with $40.0 notional amount (entered in March 2025) expiring in June 2027; (iii) interest rate swaps with $190.0 notional amount (entered in March and September 2025) commencing in December 2025 and expiring in June 2027; and (iv) interest rate swaps with $230.0 notional amount (entered in March and September 2025) commencing in June 2027 and expiring in June 2029.

At September 30, 2025, the interest rate risk related to $358.1 of borrowings under the Credit Facility was unhedged, consisting of unhedged amounts outstanding under the Term Loans ($104.4 under the Term A Loan and $253.7 under the Term B Loan). See note 8.

Interest rate swaps are designated as cash flow hedges when the hedge relationship is effective and meets the hedge accounting criteria.

Credit risk:

Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a financial loss to us. We believe our credit risk of counterparty non-performance continues to be relatively low. We are in regular contact with our customers, suppliers and logistics providers to assess counterparty credit-related non-performance in 2024 or YTD 2025. If a

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
key supplier (or any company within such supplier's supply chain) or customer fails to comply with their contractual obligations, this could result in a significant financial loss to us. We would also suffer a significant financial loss if an institution from which we purchased foreign currency exchange contracts and swaps, interest rate swaps, or annuities for our pension plans, or the counterparty to our TRS Agreement, defaults on their contractual obligations. With respect to our financial market activities, we have adopted a policy of dealing only with counterparties we deem to be creditworthy to help mitigate the risk of financial loss from defaults. Adjustments are made to our allowance for credit losses each period in connection with our ongoing credit risk assessments. See note 5.

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

Hedging activities:

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on our consolidated financial statements:

Derivatives not designated as hedging instruments (economic hedges):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	September 30, 2025	December 31, 2024	Balance sheet classification	September 30, 2025	December 31, 2024
Foreign currency forward contracts	Other current assets	$1.3	$8.9	Other current liabilities	$4.8	$13.1
TRS	Other current assets	192.4	99.4	Other current liabilities	—	—

Location of Loss (Gain) Recognized	Amount of Loss (Gain) Recognized in Income
	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Foreign currency forward contracts
Cost of sales	$—	$(3.1)	$(0.3)	$(2.7)
SG&A	3.5	(6.8)	5.7	(4.5)

TRS (see note 9)
Cost of sales	(48.5)	2.7	(81.6)	(17.2)
SG&A	(64.8)	5.0	(110.0)	(22.3)

Derivatives designated as cash flow hedges:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	September 30, 2025	December 31, 2024	Balance sheet classification	September 30, 2025	December 31, 2024
Foreign currency forward contracts (i)	Other current assets	$9.6	$3.5	Other current liabilities	$3.1	$17.8
Interest rate swaps (ii)	Other current assets	1.6	6.6	Other current liabilities	—	—
Interest rate swaps (ii)	Other non-current assets	—	—	Other non-current liabilities	3.1	—
(i)    In the next twelve months, we estimate that $5.9 of existing gains, net of tax, will be reclassified from AOCI into our consolidated statement of operations, to offset transactions denominated in foreign currencies. The maximum length of time we hedge our exposure to the variability in future cash flows for forecasted foreign currency transactions is 12 months.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
(ii) In the next twelve months, we estimate that $1.4 of existing gains, net of tax, will be reclassified from AOCI into our consolidated statement of operations, to offset interest payments. The maximum length of time that we hedge our exposure to the variability in future cash flows for forecasted interest payments is 3.7 years.

Loss (gain) Reclassified from AOCI into Income	Three months ended September 30		Nine months ended September 30
(see note 10 for activities recorded in AOCI for the periods indicated)	2025	2024	2025	2024

Foreign currency forward contracts
Cost of sales	$(5.2)	$1.5	$(4.1)	$7.4
SG&A	0.1	(1.6)	(0.6)	(1.2)
Miscellaneous expense	—	0.7	—	5.9

Interest rate swaps
Finance costs	$(2.0)	$(2.7)	$(5.7)	$(8.9)
Miscellaneous expense	1.1	1.8	3.7	7.0

16.    EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net earnings by the following weighted average number of shares:

	Three months ended September 30		Nine months ended September 30
(in millions)	2025	2024	2025	2024
Basic weighted average number of shares outstanding	115.0	118.2	115.4	118.7
Diluted effect of outstanding awards under SBC plans	0.9	0.7	0.8	0.4
Diluted weighted average number of shares outstanding	115.9	118.9	116.2	119.1

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

Taxes and Other Matters:

In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 at Q3 2025 period-end exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes.

In the fourth quarter of 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 at Q3 2025 period-end exchange rates) for our Thailand subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thailand tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (Q3 2025 10-Q), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), "Celestica," the "Company," "we," "us," and "our" refer to Celestica Inc. and its subsidiaries. This MD&A should be read in conjunction with our September 30, 2025 unaudited interim financial statements (Q3 2025 Interim Financial Statements) and our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 10-K), including our 2024 audited consolidated annual financial statements (2024 AFS) and related notes, which we prepared in accordance with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, all dollar amounts are expressed in United States (U.S.) dollars. The information in this MD&A is provided as of October 27, 2025 unless we indicate otherwise. As used herein, "Q1," "Q2," "Q3," and "Q4" followed by a year refers to the first quarter, second quarter, third quarter and fourth quarter of such year, respectively. The first nine months of 2025 is referred to herein as "YTD 2025", and the first nine months of 2024 is referred to herein as "YTD 2024".

Certain statements contained in this Q3 2025 10-Q, including this MD&A constitute "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (U.S. Securities Act), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (U.S. Exchange Act), and "forward-looking information" within the meaning of applicable Canadian securities laws (collectively, forward-looking statements), including, without limitation, statements related to: our priorities, intended areas of focus, targets, objectives and goals; trends in the electronics manufacturing services (EMS) industry and our segments (and/or their constituent businesses) and their anticipated impact; the anticipated impact of current market conditions and customer-specific factors on each of our segments (and/or their constituent businesses) and near term expectations; potential restructuring and divestiture actions; our anticipated financial and/or operating results and outlook, including expected revenue increases and decreases (or remaining flat), as well as growth in certain businesses and end markets; our intention to launch a new normal course issuer bid (NCIB) and anticipated terms; our strategies; our credit risk; the potential impact of acquisitions, or program wins, transfers, losses or disengagements; materials, component and supply chain constraints; anticipated expenses, capital expenditures and other working capital requirements and contractual obligations (and intended methods of funding such items); the potential impact of trade policies between countries in which we conduct business (including the tariffs proposed and implemented by the U.S. government, and any reciprocal or retaliatory tariffs); the impact of our price reductions and longer payment terms; our intended repatriation of certain undistributed earnings from non-Canadian subsidiaries; the potential impact of tax and litigation outcomes; investor dissatisfaction with inclusion, employee engagement, and other environmental, social and governance matters; our ability to use certain tax losses; intended investments in our business; the potential impact of the pace of technological changes, customer outsourcing, program transfers, and the global economic environment; the intended method of funding common share (Common Share) repurchases; the impact of our outstanding indebtedness; liquidity and the sufficiency of our capital resources; our intention to settle outstanding equity and share unit awards with Common Shares; our financial statement estimates and assumptions; recently issued accounting pronouncements and amendments; the potential adverse impacts of events outside of our control (including those described under "External factors that may impact our business" below); mandatory prepayments under our credit facility; pension plan funding requirements and obligations, and the impact of annuity purchases; our compliance with covenants under our credit facility; refinancing debt at maturity; interest rates and expense; income tax incentives; accounts payable cash flow levels; accounts receivable (A/R) sales; expectations with respect to reporting units with goodwill; our future warranty obligations; cybersecurity threats and incidents; our intentions with respect to environmental assessments for newly-leased or acquired properties; our expectations with respect to expiring leases; our intention to retain earnings for general corporate purposes; costs in connection with our pursuit of acquisitions and strategic transactions; and expectations regarding the acceptance of offers to sell A/R under our A/R sales programs and supplier financing programs. Such forward-looking statements may, without limitation, be preceded by, followed by, or include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "continues," "project," "target," "objective," "goal," "potential," "possible," "contemplate," "seek," or similar expressions, or may employ such future or conditional verbs as "may," "might," "will," "could," "should," or "would," or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, where applicable, and applicable Canadian securities laws.

Forward-looking statements contained in this Q3 2025 10-Q are based on various assumptions, many of which involve factors that are beyond our control. Our material assumptions include: growth in manufacturing outsourcing from customers in diversified markets; our ability to retain programs and customers, including no unexpected customer or program transfers, losses or disengagements; no unforeseen adverse changes in our mix of businesses; no undue negative impact on our customers' ability to compete and succeed using products we manufacture and services we provide; continued growth in our end markets; our ability to successfully diversify our customer base and develop new capabilities; anticipated demand levels across our businesses; continued growth in the advancement and commercialization of artificial intelligence (AI) technologies and cloud computing; supporting sustained high levels of capital expenditure investments by leading hyperscaler, AI and data center customers; no significant unforeseen negative impacts to our operations; no unforeseen materials price increases, margin pressures, or other competitive factors affecting the EMS or original design manufacturer (ODM) industries in general or our segments in particular; compliance by third parties with their contractual obligations; no material changes to tariffs or trade restrictions compared to what are in effect as of October 27, 2025; that our customers will retain liability for and we will be able to recover substantially all costs from customers relating to product/component tariffs and countermeasures; no material changes in business activities resulting from current macroeconomic trends and uncertainties, including evolving global tariff and trade negotiations; our ability to keep pace with rapidly changing technological developments; the successful resolution of quality issues that arise from time to time; fluctuation of production schedules from our customers in terms of volume and mix of products or services; the timing and execution of, and investments associated with, ramping new businesses; supplier performance and quality, pricing and terms; the costs and availability of components, materials, services, equipment, labor, energy and transportation; no significant decline in the global economy or in economic activity in our end markets due to a major recession, global trade tensions or otherwise; no unforeseen disruptions due to geopolitical factors (including war) causing significant negative impacts to economic activity, including as a result of tariffs, global or regional supply chains or normal business operations; that global inflation will not have a material impact on our revenues or expenses; the impact of anticipated market conditions on our businesses; the stability of currency exchange rates; the availability of capital resources for, and the permissibility under our credit facility of, repurchases of outstanding Common Shares under our current NCIB, acceptance of a new NCIB and compliance with applicable laws and regulations pertaining to NCIBs; compliance with applicable credit facility covenants and the components of our leverage ratios (as defined in our credit facility); our maintenance of sufficient financial resources to fund currently anticipated financial actions and obligations and to pursue desirable business opportunities; global tax legislation changes; the timing, execution and effect of restructuring actions; and no unforeseen adverse changes in the regulatory environment.

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

Overview

Celestica's business:

With deep expertise in design, engineering, manufacturing, supply chain and platform solutions, we serve customers in two operating and reportable segments: Advanced Technology Solutions (ATS) and Connectivity & Cloud Solutions (CCS). Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Our CCS segment consists of our Communications and Enterprise (servers and storage) end markets. Additional information regarding our segments is included in note 3 to the Q3 2025 Interim Financial Statements and in note 22 to the 2024 AFS.

We enable critical data center infrastructure for AI, cloud, and hybrid cloud and advances technologies in high-growth markets. Our customers include cloud-based and other service providers, including hyperscalers, digital native companies, original equipment manufacturers, and other companies in a wide range of industries. We are incorporated under the laws of the Province of Ontario, Canada. Our global headquarters are located in Toronto, Ontario, Canada. We operate a network of sites and centers of excellence strategically located in North America, Europe and Asia, with specialized end-to-end supply chain capabilities tailored to meet specific market and customer product lifecycle requirements.

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

Uncertainties resulting from government policies or legislation, and/or increased political tensions between countries, may adversely affect our business, results of operations and financial condition. In general, changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, taxation, manufacturing, clean energy, the healthcare industry, AI and/or development and investment in the jurisdictions in which we, and/or our customers or suppliers operate, could materially adversely affect our business, results of operations and financial condition. See Item 1A — Risk Factors, "Our operations have been and could continue to be adversely affected by events outside our control" of our 2024 10-K and "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition" of our Q3 2025 10-Q for further detail.

We continue to monitor current macroeconomic trends and uncertainties including the effects of recently proposed and implemented tariffs, and the potential imposition of modified or additional tariffs, changes in policies by the U.S. or other governments, including changes in duties, taxes, or limitations on currency or fund transfers, as well as government imposed restrictions on producing certain products in, or shipping them to, specific countries, or as the result of similar actions by other countries or citizens affected by such changes and policies, which may materially and adversely impact demand for our services, our results of operations or our financial condition. In addition, potential supply chain challenges and economic uncertainty have and may continue to result from rapid changes in global trade policies. Governmental actions related to international trade agreements have increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition. Substantially all tariffs paid by Celestica are expected to be recovered from our customers. Any increase in our costs that we are unable to recover from our customers would negatively impact our results of operations or our financial condition. Our Capital Equipment business and our CCS segment have been in prior periods and may continue to be negatively impacted by U.S. technology/data export controls, including controls on cross-border technology/data access, with respect to China and other countries, and China's policy supporting its private sector businesses. We have increased and continue to increase the resilience of our global network to manage this dynamic. However, given the uncertainty regarding the scope, timing and duration of these or further trade actions and/or restrictions and whether trade tensions will escalate further, their impact on the demand for our services, our operations and results for future periods cannot be currently quantified, but may be material. We will continue to monitor the scope, timing and duration of trade actions by the U.S. and other governments on our business.

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

Recent Developments

Segment Environment:

ATS Segment:

ATS segment revenue for Q3 2025 decreased 4% compared to Q3 2024, primarily driven by the discontinuation of a margin dilutive program in our A&D business.

ATS segment margin increased to 5.5% in Q3 2025 compared to 4.9% in Q3 2024, primarily driven by improved profitability in our A&D business, aided by the discontinuation of the margin dilutive program.

CCS Segment:

    CCS segment revenue for Q3 2025 increased 43% compared to Q3 2024. Revenue in our Communications end market increased by 82% in Q3 2025 compared to Q3 2024, driven by data center networking demand, including the ramp-up of our switch programs. Revenue in our Enterprise end market decreased by 24% in Q3 2025 compared to Q3 2024, driven by a technology transition in an AI/ML compute program with one of our hyperscaler customers. Hardware Platform Solutions (HPS) revenue of approximately $1.4 billion in Q3 2025 accounted for 44% of our total revenues and increased 79% compared to Q3 2024, due to accelerating volumes in our ramping networking switch programs with hyperscaler customers.

CCS segment margin increased to 8.3% in Q3 2025 compared to 7.6% in Q3 2024, driven by a higher mix of HPS revenue and operating leverage.

Intention to launch New NCIB:

We intend to file a notice of intention with the Toronto Stock Exchange (TSX) to commence a new NCIB in Q4 2025, after our current NCIB expires on October 31, 2025. If this notice is accepted by the TSX, we expect to be permitted to repurchase for cancellation, at our discretion during the twelve (12) months following such acceptance, up to 5% of the “public float” (calculated in accordance with TSX rules) of our issued and outstanding Common Shares. Purchases under the new NCIB, if accepted by the TSX, will be conducted in the open market or as otherwise permitted, subject to applicable terms and limitations, and will be made through the facilities of the TSX and the New York Stock Exchange. We believe that a new NCIB is in the best interests of Celestica and our shareholders.

Common Share Repurchases:

As of September 30, 2025, approximately 7.1 million of our Common Shares remain available for repurchase under our current NCIB, which expires on October 31, 2025. The maximum number of Common Shares we are permitted to repurchase for cancellation under the NCIB is reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during the term of the NCIB to satisfy delivery obligations under our stock-based compensation (SBC) plans. In Q3 2025, we repurchased nil Common Shares. See "Summary of Q3 2025 and Year-to-Date period" and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" below. See note 9 to our Q3 2025 Interim Financial Statements for further details.

Summary of Q3 2025 and Year-to-Date Period

Our Q3 2025 Interim Financial Statements have been prepared in accordance with GAAP. The Q3 2025 Interim Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position as at September 30, 2025 and the operating results and cash flows for the three and nine months ended September 30, 2025. Also see "Recently adopted accounting pronouncements" in note 2 to the Q3 2025 Interim Financial Statements. A discussion of our Q3 2025 and YTD 2025 financial results is set forth under "Operating Results" below.

The following tables set forth certain key operating results and financial information for the periods indicated (in millions, except per share amounts and percentages):

	Three months ended September 30			Nine months ended September 30
	2025	2024	% Increase (Decrease)	2025	2024	% Increase (Decrease)
Revenue	$3,194.0	$2,499.5	28%	$8,736.0	$7,100.3	23%
Gross profit	416.1	260.6	60%	1,061.0	736.5	44%
Selling, general and administrative expenses (SG&A)	38.4	91.8	(58)%	189.8	235.9	(20)%
Restructuring and other charges, net of recoveries	4.9	1.0	390%	23.3	17.3	35%
Net earnings	267.8	89.5	199%	565.0	276.3	104%
Diluted earnings per share	$2.31	$0.75	208%	$4.86	$2.32	109%

	Three months ended September 30		Nine months ended September 30
Segment revenue* as a percentage of total revenue:	2025	2024	2025	2024
ATS revenue (% of total revenue)	24%	33%	28%	33%
CCS revenue (% of total revenue)	76%	67%	72%	67%

	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
Segment income and segment margin*:		Segment Margin		Segment Margin		Segment Margin		Segment Margin
ATS segment	$42.8	5.5%	$40.1	4.9%	$127.0	5.3%	$107.1	4.6%
CCS segment	199.4	8.3%	128.7	7.6%	517.7	8.2%	341.9	7.2%
*    Segment performance is evaluated based on segment revenue, segment income and segment margin. See note 3 to the Q3 2025 Interim Financial Statements and note 22 to the 2024 AFS for definitions of each item.

	September 30 2025	December 31 2024
Cash and cash equivalents	$305.9	$423.3
Total assets	6,606.7	5,988.2
Borrowings under term loans(1)	728.1	741.2
Borrowings under revolving credit facility(2)	—	—
(1) Excludes unamortized debt issuance costs.
(2) Excludes ordinary course letters of credit (L/Cs).

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net cash provided by operating activities	$126.2	$122.8	$408.9	$330.5

Common Share repurchase activities:
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation	$—	$100.0	$115.0	$126.5
Number of Common Shares repurchased for cancellation (in millions)(1)	—	2.2	1.2	2.9
Weighted average price per share for repurchases	$—	$44.44	$94.05	$43.28
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans	$—	$—	$221.6	$101.6
Number of Common Shares repurchased for delivery under SBC plans (in millions)(2)	—	—	1.7	2.8
(1)    For Q3 2025 and YTD 2025, includes nil and 0.6 million Common Shares, respectively, purchased for cancellation under automatic share purchase plans (ASPPs) (Q3 2024 — nil; YTD 2024 — 0.5 million).
(2)    Consists entirely of SBC ASPP purchases through an independent broker.

Other performance indicators:

    In addition to the key operating results and financial information described above, management reviews the following measures:

	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024
Days in A/R	68	70	72	73	71	71	75
Days in inventory	65	67	68	73	75	81	93
Days in accounts payable (A/P)	(54)	(54)	(51)	(55)	(56)	(59)	(62)
Days in cash deposits*	(14)	(17)	(20)	(22)	(24)	(29)	(38)
Cash cycle days	65	66	69	69	66	64	68
Inventory turns	5.6x	5.4x	5.4x	5.0x	4.9x	4.5x	3.9x
* We receive cash deposits from certain of our customers primarily to help reduce risks related to excess and/or obsolete inventory. See "Customer cash deposits for inventory" in the table below.

(in millions)	2025			2024
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
A/R Sales	$—	$—	$—	$—	$—	$—	$11.6
Supplier Financing Programs* (SFPs)	—	—	—	—	—	13.3	65.2
Total	$—	$—	$—	$—	$—	$13.3	$76.8
Customer cash deposits for inventory	$381.6	$396.6	$471.8	$511.6	$521.1	$576.4	$719.4
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

Our review of the estimates, judgments and assumptions used in the preparation of the Q3 2025 Interim Financial Statements included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness, and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization, or impairments of our assets or reporting units, any of which could have a material impact on our financial performance and financial condition.

Due to global economic conditions, including the impact of ongoing trade conflicts, tariffs and geopolitical conflicts, there has been and will continue to be uncertainty in the global economy. Management has made estimates and assumptions based on information available as of the date of issuance of the Q3 2025 Interim Financial Statements taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained.

Significant accounting policies and methods used in the preparation of our consolidated financial statements are described in note 2 to our 2024 AFS and note 2 to our Q3 2025 Interim Financial Statements. The following paragraph identifies those accounting estimates which management considers to be "critical," defined as accounting estimates made in accordance with GAAP that involve a significant level of estimation uncertainty, and have had, or are reasonably likely to have, a material impact on the Company's financial condition or results of operations. No significant revisions to our critical accounting estimates and/or assumptions were made in Q3 2025.

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

In addition, we determined that no triggering event occurred in Q3 2025 (or year to date) that would require an interim impairment assessment of our reporting units, and no material impairments or adjustments were identified in Q3 2025 (or year to date) related to our allowance for credit losses, or the recoverability and valuation of our assets and liabilities.

Operating Results

    See "Overview" and "Recent Developments" above for a discussion of the impact of recent market conditions on our segments and businesses. See the initial paragraph of "Operating Results" in Item 7 of our 2024 10-K for a general discussion of factors that can cause our financial results to fluctuate from period to period.

Revenue:

    Revenue of $3.19 billion for Q3 2025 increased 28% compared to Q3 2024. Aggregate revenue of $8.74 billion for YTD 2025 increased 23% compared to YTD 2024.

    The following table sets forth segment revenue information (in millions, except percentages) for the periods indicated:

	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
		% of total		% of total		% of total		% of total
ATS segment revenue	$781.0	24%	$814.1	33%	$2,407.3	28%	$2,349.7	33%
CCS segment revenue
Communications	$1,942.9	61%	$1,067.3	42%	$5,011.8	57%	$2,766.7	39%
Enterprise	470.1	15%	618.1	25%	1,316.9	15%	1,983.9	28%
	$2,413.0	76%	$1,685.4	67%	$6,328.7	72%	$4,750.6	67%

Total revenue	$3,194.0		$2,499.5		$8,736.0		$7,100.3

ATS segment revenue decreased $33.1 million (4%) in Q3 2025 compared to Q3 2024, primarily driven by the discontinuation of a margin dilutive program in our A&D business. ATS segment revenue increased $57.6 million (2%) in YTD 2025 compared to YTD 2024, as the growth from our Capital Equipment business and Industrial business was partially offset by the revenue decrease in our A&D business.

    CCS segment revenue increased $727.6 million (43%) in Q3 2025 compared to Q3 2024 and increased $1,578.1 million (33%) in YTD 2025 compared to YTD 2024. Communications end market revenue increased $875.6 million (82%) in Q3 2025 compared to Q3 2024, and increased $2,245.1 million (81%) in YTD 2025 compared to YTD 2024, driven by data center networking demand, including the ramp-up of our switch programs. HPS revenue for Q3 2025 increased 79% to approximately $1.4 billion compared to Q3 2024, and accounted for 44% of our total Q3 2025 revenue (Q3 2024 — 30% of our total Q3 2024 revenue). HPS revenue for YTD 2025 increased 85% to approximately $3.6 billion compared to YTD 2024, and accounted for 42% of our total YTD 2025 revenue (YTD 2024 — 28% of our total YTD 2024 revenue). Increases in HPS revenue in Q3 2025 and YTD 2025 compared to respective prior year periods were driven by accelerating volumes in our ramping networking switch programs with hyperscaler customers. Enterprise end market revenue decreased $148.0 million (24%) in Q3 2025 compared to Q3 2024 and decreased $667.0 million (34%) in YTD 2025 compared to YTD 2024, driven by a technology transition in an AI/ML compute program with one of our hyperscaler customers.

We depend on a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 80% of total revenue for Q3 2025 and 79% for YTD 2025 (Q3 2024 — 74%; YTD 2024 — 73%). Three customers (all in our CCS segment) individually represented 10% or more of total revenue in Q3 2025 (30%, 15% and 14%) and in YTD 2025 (30%, 14% and 12%). Two customers (both in our CCS segment) individually represented 10% or more of total revenue in Q3 2024 (25% and 12%) and YTD 2024 (30% and 11%).

See "Operating Results — Revenue" in Item 7 of our 2024 10-K for a general discussion of the factors that may cause our revenue to fluctuate from period to period.

Gross profit:

The following table shows gross profit and gross margin (gross profit as a percentage of total revenue) for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Gross profit (in millions)	$416.1	$260.6	$1,061.0	$736.5
Gross margin	13.0%	10.4%	12.1%	10.4%

Gross profit increased by 60% or $155.5 million to $416.1 million in Q3 2025 compared to Q3 2024, and increased by 44% or $324.5 million to $1,061.0 million in YTD 2025 compared to YTD 2024, primarily driven by our strong revenue growth. Gross margin increased to 13.0% in Q3 2025 from 10.4% in Q3 2024 and increased to 12.1% in YTD 2025 from 10.4% in YTD 2024, primarily driven by operating leverage and more favorable mix. Our gross profit and gross margin in Q3 2025 and YTD 2025 were also favorably impacted by the fair value adjustments (TRS FVAs) related to our total return swap agreement (TRS Agreement) ($48.5 million gain in Q3 2025 compared to $2.7 million loss in Q3 2024; $81.6 million gain in YTD 2025 compared to $17.2 million gain in YTD 2024). See "Liquidity — Cash requirements — TRS" below for a description of our TRS Agreement.

See "Operating Results — Gross profit" in Item 7 of our 2024 10-K for a general discussion of the factors that can cause gross margin to fluctuate from period to period.

SG&A:

SG&A for Q3 2025 of $38.4 million (1.2% of total revenue) decreased $53.4 million compared to $91.8 million (3.7% of total revenue) for Q3 2024. The decrease in SG&A in Q3 2025 compared to Q3 2024 was primarily due to $69.8 million favorable TRS FVA changes ($64.8 million gain in Q3 2025 compared to $5.0 million loss in Q3 2024), partially offset by higher expected credit losses and compensation expenses.

SG&A for YTD 2025 of $189.8 million (2.2% of total revenue) decreased $46.1 million compared to $235.9 million (3.3% of total revenue) for YTD 2024. The decrease in SG&A in YTD 2025 compared to YTD 2024 was primarily due to $87.7 million favorable TRS FVA changes ($110.0 million gain in YTD 2025 compared to $22.3 million gain in YTD 2024), partially offset by higher expected credit losses and compensation expenses.

Segment income and margin:

    Segment performance is evaluated based on segment revenue (set forth above), segment income and segment margin (segment income as a percentage of segment revenue). See "Summary of Q3 2025 and Year-to-Date Period" above for a table showing segment income and segment margin for Q3 2025, YTD 2025 and the respective prior year periods. See the reconciliation of segment income to our earnings before income taxes for Q3 2025, YTD 2025 and the respective prior year periods in note 3 to the Q3 2025 Interim Financial Statements.

ATS segment income increased $2.7 million (7%) in Q3 2025 compared to Q3 2024 and increased $19.9 million (19%) in YTD 2025 compared to YTD 2024. ATS segment margin increased to 5.5% in Q3 2025 from 4.9% in Q3 2024 and increased to 5.3% from 4.6% in YTD 2024. Our ATS segment income and ATS segment margin increased in Q3 2025 and YTD 2025 compared to respective prior year periods, primarily due to improved profitability in our A&D business, aided by the discontinuation of the margin dilutive program.

CCS segment income increased $70.7 million (55%) in Q3 2025 compared to Q3 2024 and increased $175.8 million (51%) in YTD 2025 compared to YTD 2024, as a result of the CCS segment revenue increases in Q3 2025 and YTD 2025 described above, as well as the factors described below that favorably impacted our CCS segment margin. CCS segment margin increased to 8.3% in Q3 2025 from 7.6% in Q3 2024 and increased to 8.2% in YTD 2025 from 7.2% in YTD 2024, driven by a higher mix of HPS revenue and operating leverage.

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

The following table shows employee SBC expense (with respect to stock options, restricted share units (RSUs) and performance share units (PSUs) granted to employees), TRS FVAs, and director SBC expense (with respect to deferred share units and director share units (collectively, DSUs) and RSUs issued to directors as compensation) for the periods indicated (in millions):

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Employee SBC expense in cost of sales	$6.8	$5.6	$24.2	$20.2
Employee SBC expense in SG&A	8.8	7.1	32.6	27.1
Total employee SBC expense	$15.6	$12.7	$56.8	$47.3

TRS FVAs: losses (gains) in cost of sales	$(48.5)	$2.7	$(81.6)	$(17.2)
TRS FVAs: losses (gains) in SG&A	(64.8)	5.0	(110.0)	(22.3)
Total TRS FVAs: losses (gains)	$(113.3)	$7.7	$(191.6)	$(39.5)

Combined effect of employee SBC expense and TRS FVAs	$(97.7)	$20.4	$(134.8)	$7.8

Director SBC expense in SG&A(1)	$0.6	$0.6	$1.7	$1.8
(1)    Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash.

The changes in TRS FVAs in Q3 2025 compared to Q3 2024 and in YTD 2025 compared to YTD 2024 were due to fluctuations in our Common Share price.
Restructuring and other charges, net of recoveries:

We perform ongoing evaluations of our business, operational efficiency and cost structure, and implement restructuring actions as we deem necessary. Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies.

We recorded restructuring charges of $3.9 million in Q3 2025 and $18.9 million in YTD 2025 (Q3 2024 — $0.6 million; YTD 2024 — $11.3 million). In Q3 2025, YTD 2025 and respective prior year periods, our restructuring charges consisted primarily of cash charges related to employee terminations and accelerated depreciation of equipment related to disengaging programs. At September 30, 2025, our restructuring provision of $4.4 million (December 31, 2024 — $2.9 million) was recorded in accrued and other current liabilities and provisions on our consolidated balance sheet, which we intend to fund with cash on hand.

See note 11 to the Q3 2025 Interim Financial Statements for details of other costs and recoveries included in the restructuring and other charges, net of recoveries recorded in our consolidated statements of operations.

Finance Costs:

    Finance Costs consist of interest expense and fees related to our credit facility (including debt issuance and related amortization costs), our interest rate swap agreements, our TRS Agreement, our A/R sales program, customer SFPs, and interest expense on our finance lease obligations, net of interest income earned. During Q3 2025 and YTD 2025, we incurred Finance Costs of $12.8 million and $40.0 million, respectively (Q3 2024 — $11.2 million; YTD 2024 — $40.2 million). Interest expense under our credit facility recorded in Finance Costs, including the impact of our interest rate swap agreements (described under "Capital Resources" below), was $10.5 million in Q3 2025 and $34.8 million in YTD 2025 (Q3 2024 — $11.4 million; YTD 2024 — $35.4 million). In YTD 2024, we also recorded as Finance Costs $2.0 million in fees and costs incurred in connection with the amendment of our credit facility in June 2024. See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" below.

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

We recorded Miscellaneous Expense of $1.3 million for Q3 2025 and $4.4 million for YTD 2025 (Q3 2024 — $2.8 million; YTD 2024 — $13.8 million). See note 12 to the Q3 2025 Interim Financial Statements for details.

Income taxes and tax contingencies:

For Q3 2025, we had a net income tax expense of $43.1 million on earnings before tax of $310.9 million, compared to a net income tax expense of $34.5 million on earnings before tax of $124.0 million for Q3 2024. For YTD 2025, we had a net income tax expense of $116.9 million on earnings before tax of $681.9 million, compared to a net income tax expense of $66.4 million on earnings before tax of $342.7 million for YTD 2024.

In Q3 2025 and YTD 2025, our net income tax expense included $13.3 million and $27.2 million of income taxes, respectively, related to Pillar Two global minimum tax legislation in jurisdictions where we operate (GMT).

Our Q3 2024 net income tax expense included $2.6 million of income taxes related to GMT. Our YTD 2024 net income tax expense included $18.8 million of income taxes related to GMT, offset in part by the recognition of $7.5 million of previously unrecognized deferred tax assets in our U.S. group of subsidiaries as a result of the acquisition of NCS Global Services LLC (NCS) and $5.6 million of reversals of tax uncertainties relating to one of our Asian subsidiaries.

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

    In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 million at Q3 2025 period-end exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes.

In Q4 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 million at Q3 2025 period-end exchange rates) for our Thailand subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thailand tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.

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

Net earnings:

    Net earnings for Q3 2025 of $267.8 million increased $178.3 million compared to Q3 2024. The increase was primarily due to $155.5 million in higher gross profit and $53.4 million in lower SG&A, partially offset by $17.7 million in higher research and development (R&D) expense and $8.6 million in higher income tax expense. Net earnings for YTD 2025 of $565.0 million increased $288.7 million compared to YTD 2024. The increase was primarily due to $324.5 million in higher gross profit and $46.1 million in lower SG&A, partially offset by $50.5 million in higher income tax expense and $33.4 million in higher R&D expense. Our income tax expense in Q3 2025 and YTD 2025 increased compared to the respective prior year periods primarily due to higher earnings before income taxes in Q3 2025 and YTD 2025. R&D expenses in Q3 2025 and YTD 2025 increased compared to the respective prior year periods to support the growth of our HPS business. Increases in gross profit and decreases in SG&A in Q3 2025 and YTD 2025 compared to the respective prior year periods are described in "Gross profit" and "SG&A" above, respectively.

Liquidity and Capital Resources

Liquidity

    The following tables set forth key liquidity metrics for the periods indicated (in millions):

	September 30	December 31
	2025	2024
Cash and cash equivalents	$305.9	$423.3
Borrowings under credit facility*	728.1	741.2
* Excludes ordinary course L/Cs.

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net cash provided by operating activities	$126.2	$122.8	$408.9	$330.5
Net cash used in investing activities	(37.3)	(51.0)	(109.0)	(161.5)
Net cash used in financing activities	(96.8)	(107.3)	(417.3)	(140.9)

Changes in non-cash working capital items (included in operating activities above):
A/R	$(151.5)	$(111.7)	$(370.3)	$(209.4)
Inventories	(128.6)	23.4	(286.1)	283.8
Other current assets	(0.9)	37.7	(7.3)	37.0
A/P, accrued and other current liabilities, provisions and income taxes payable	188.6	28.2	504.8	(167.1)
Working capital changes	$(92.4)	$(22.4)	$(158.9)	$(55.7)

Cash provided by operating activities:

In YTD 2025, we generated $408.9 million net cash from operating activities, primarily due to net earnings of $565.0 million and non-cash expenses added back to net earnings, partially offset by working capital requirements of $158.9 million and non-cash recoveries (including favorable TRS FVAs of $191.6 million). See "Operating Results — SBC expense and TRS FVAs" above for detail of TRS FVAs. Our working capital requirements in YTD 2025 were primarily driven by increases in A/R and inventory balances in YTD 2025, the effects of which were partially offset by the increase in A/P balances in YTD 2025. A/R balances increased in YTD 2025 primarily due to timing and volume of revenue and collections. Increase in inventory balances in YTD 2025 reflected our business growth (primarily in our CCS segment). A/P balances increased in YTD 2025 primarily due to timing and volume of payments and purchases. Net cash from operating activities for YTD 2025 increased $78.4 million compared to YTD 2024, primarily driven by an increase in cash earnings, partially offset by higher working capital requirements.

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

    A reconciliation of non-GAAP free cash flow to cash provided by operating activities measured under GAAP is set forth below (in millions):

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
GAAP cash provided by operations	$126.2	$122.8	$408.9	$330.5
Purchase of property, plant and equipment, net of sales proceeds	(37.3)	(46.0)	(106.5)	(120.4)
Non-GAAP free cash flow	$88.9	$76.8	$302.4	$210.1

Our non-GAAP free cash flow of $302.4 million for YTD 2025 increased $92.3 million compared to YTD 2024, primarily due to $78.4 million in higher cash generated from operations (as described above).

Cash used in investing activities:

Our capital expenditures for YTD 2025 were $106.5 million (YTD 2024 — $123.3 million), primarily to enhance our manufacturing capabilities in various geographies (including the expansion of our Thailand facility) and to support new customer programs. Most of our capital expenditures in YTD 2025 and YTD 2024 pertained to our CCS segment. We fund our capital expenditures from cash on hand and through the financing arrangements described below.

In April 2024, we completed the acquisition of NCS for a purchase price of $39.6 million, including acquired cash of $3.5 million.

Cash provided by and used in financing activities:

Common Share repurchases:

See "Summary of Q3 2025 and Year-to-Date Period" above for a table detailing Common Share repurchases for the periods indicated.

Financing and Finance Costs:

Credit Agreement

We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, which as of a June 2024 amendment, includes a term loan in the original principal amount of $250.0 million (Term A Loan), a term loan in the original principal amount of $500.0 million (Term B Loan, and collectively with the Term A Loan, the Term Loans), and a $750.0 million revolving credit facility (Revolver). See note 8 to the Q3 2025 Interim Financial Statements and note 11 to our 2024 AFS for a description of our Credit Facility terms.

Activity under our Credit Facility during YTD 2025 is set forth below (in millions):

	Revolver (Excluding L/C)	Term Loans
Outstanding balances as of December 31, 2024	$—	$741.2
Amount borrowed in Q1 2025	310.0	—
Amount repaid in Q1 2025	(160.0)	(4.375)	(1)
Amount borrowed in Q2 2025	190.0	—
Amount repaid in Q2 2025	(250.0)	(4.375)	(1)
Amount repaid in Q3 2025	(90.0)	(4.375)	(1)
Outstanding balances as of September 30, 2025	$—	$728.1
(1)    Represents scheduled quarterly principal repayments under the Term Loans.

Interest we paid under the Credit Facility (included in "net cash provided by operating activities"), including the impact of our interest rate swap agreements (described below), was $33.4 million in YTD 2025 (YTD 2024 — $34.0 million). Interest rates for outstanding borrowings under the Credit Facility as at September 30, 2025 are described under "Capital Resources" below. Any increase in prevailing interest rates, margins, or amounts borrowed, would cause our interest expense to increase. Commitment fees paid in YTD 2025 were $2.3 million (YTD 2024 — $1.2 million). During YTD 2024, we paid $9.6 million in debt issuance costs related to the June 2024 amendment to our Credit Facility.

See "Operating Results — Finance Costs" above for a description of Finance Costs incurred in Q3 2025, YTD 2025 and the respective prior year periods.

Principal payments of finance leases:

During YTD 2025, we paid $7.6 million (YTD 2024 — $7.1 million) in principal payment of finance leases.

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

SBC cash settlements:

In YTD 2025, we made a cash payment of $156.0 million for withholding taxes in connection with the SBC awards that vested during such period (YTD 2024 — $69.0 million).

Cash requirements:

Our working capital requirements can vary significantly from month-to-month due to a range of business factors, including the ramping of new programs, expansion of our services and business operations, timing of purchases, higher levels of inventory for new programs and anticipated customer demand, timing of payments and A/R collections, and customer forecasting variations. The international scope of our operations may also create working capital requirements in certain countries while other countries generate cash in excess of working capital needs. Moving cash between countries on a short-term basis to fund working capital is not always expedient due to local currency regulations, tax considerations, and other factors. As a result, we make intra-quarter borrowings and repayments under the Revolver (Intra-Quarter B/Rs) (see "Financing and Finance Costs — Credit Agreement" above for Intra-Quarter B/Rs we made in YTD 2025), sell A/R through our A/R sales program, and/or participate in available customer SFPs when deemed necessary or desirable to effectively manage our short-term liquidity and working capital requirements. The timing and the amounts we borrow or repay under these facilities can vary significantly from month-to-month depending upon our cash requirements.

Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we continue to believe that our current and projected sources of liquidity will be sufficient to fund our anticipated liquidity needs for the next twelve months and beyond. Specifically, we believe that cash flow from operating activities, together with cash on hand, availability under the Revolver ($739.2 million at September 30, 2025), potential availability under uncommitted intraday and overnight bank overdraft facilities, and cash from accepted sales of A/R, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements (including any required SBC share repurchases and SBC cash settlements, debt repayments and Finance Costs). See "Capital Resources" below. Notwithstanding the foregoing, although we anticipate that we will be able to repay or refinance outstanding obligations under our Credit Facility when they mature (our primary current long-term cash liquidity requirement), there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions (including contingent consideration payments), strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating performance may also be affected by matters discussed under Item 1A, Risk Factors in our 2024 10-K. These risks and uncertainties may adversely affect our long-term liquidity.

There have been no material changes to the information set forth under "Contractual Obligations" and "Additional Commitments" of the "Liquidity" section of Item 7 of our 2024 10-K.

Financing Arrangements:

    See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above for interest and commitment fees paid under our Credit Facility in YTD 2025. Annual interest expense and fees under the Credit Facility, including the impact of our interest rate swap agreements, based on amounts and swap agreements outstanding as September 30, 2025 are approximately $46 million. Interest rates applicable to borrowings under the Credit Facility are described under "Capital Resources" below. We expect to fund our Finance Costs with cash on hand.

    We do not believe that the aggregate amounts outstanding under our Credit Facility as at September 30, 2025 ($728.1 million under the Term Loans and $10.8 million in ordinary course L/Cs), had or will have a material adverse impact on our liquidity, our results of operations or financial condition. In addition, we do not believe that Intra-Quarter B/Rs have had (or future Intra-Quarter B/Rs will have) a material adverse impact on our liquidity, results of operations or financial condition. See "Capital Resources" below for a description of our available sources of liquidity. See the Credit Facility activity table under "Financing and Finance Costs — Credit Agreement" above for Intra-Quarter B/Rs during YTD 2025.

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

    The Credit Facility contains restrictive covenants that limit our ability to engage in specified types of transactions, and limit share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount, as well as specified financial covenants (described in "Capital Resources" below). We currently are and expect to remain in compliance with our Credit Facility covenants. However, our ability to maintain compliance with applicable financial covenants will depend on our ongoing financial and operating performance, which, in turn, may be impacted by economic conditions and financial, market, and competitive factors, many of which are beyond our control. A breach of any such covenants could result in a default under the instruments governing our indebtedness.

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

Repatriations:

At September 30, 2025, over 90% of our cash and cash equivalents were held by foreign subsidiaries outside of Canada. We have repatriated and expect to continue repatriating funds from our foreign subsidiaries. Repatriation of certain foreign funds could result in additional tax liabilities under current tax laws. We have recorded tax liabilities in our consolidated financial statements for the anticipated repatriations in the foreseeable future.

Capital Expenditures:

Our capital spending varies each period based on, among other things, the timing of new business wins and forecasted sales levels. We currently estimate that capital spending for 2025 will be approximately 1.5% of revenue (at the lower end of our previous estimate of 1.5% to 2.0% of revenue), and expect to fund these expenditures from cash on hand and through the financing arrangements described below under "Capital Resources."

Common Share Repurchases and SBC settlements:

We have funded and intend to continue to fund our Common Share repurchases (for cancellation under our NCIBs and to satisfy delivery obligations under SBC plans) and SBC cash settlements from cash on hand, borrowings under the Revolver, or a combination thereof. The timing of, and the amounts paid for, such repurchases and settlements can vary from period to period. See "Summary of Q3 2025 and Year-to-Date Period" above.

Lease Obligations:

At September 30, 2025, we recognized a total of $199.5 million of finance lease and operating lease obligations (December 31, 2024 — $196.8 million). All lease obligations are expected to be funded with cash on hand and through the financing arrangements described below under "Capital Resources."

Litigation and contingencies (including indemnities):

In the normal course of our operations, we may be subject to litigation, investigations and other claims, including legal, regulatory and tax proceedings. Management believes that adequate provisions have been recorded where required. Although it is not always possible to estimate the extent of potential costs, if any, management believes that the ultimate resolution of all such currently pending matters will not have a material adverse impact on our financial performance, financial position or liquidity. See "Operating Results — Income taxes and tax contingencies" above for a description of the ongoing Romanian income and value-added tax matter and Thailand value-added tax matter.

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

At September 30, 2025, we had cash and cash equivalents of $305.9 million (December 31, 2024 — $423.3 million), the majority of which was denominated in U.S. dollars. Our cash and cash equivalents are subject to intra-quarter swings, generally related to the timing of A/R collections, inventory purchases and payments, and other capital uses.

    As of September 30, 2025, an aggregate of $728.1 million was outstanding under the Term Loans, and other than ordinary course L/Cs, no amounts was outstanding under the Revolver (December 31, 2024 — $741.2 million outstanding under our Term Loans, and other than ordinary course L/Cs, no amounts outstanding under the Revolver). See "Liquidity — Cash provided by and used in financing activities — Financing and Finance Costs" above for a discussion of amounts borrowed and repaid under our Credit Facility during YTD 2025. Except under specified circumstances, and subject to the payment of breakage costs (if any), we are generally permitted to make voluntary prepayments of outstanding amounts under the Revolver and Term Loans without any other premium or penalty. Repaid amounts on the Term Loans may not be re-borrowed. Repaid amounts on the Revolver may be re-borrowed. At September 30, 2025, we had $739.2 million available under the Revolver for future borrowings, reflecting outstanding L/Cs issued under the Revolver (December 31, 2024 — $738.9 million of availability).

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

At September 30, 2025, outstanding amounts under the Term A Loan and the Revolver bore interest at Adjusted Term SOFR (term SOFR plus 0.1%) plus 1.75%, and outstanding amounts under the Term B Loan bore interest at term SOFR plus 1.75%.

    In order to partially hedge against our exposure to interest rate variability on our Term Loans, we are party to various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest. At September 30, 2025, associated with the Term A Loan, we had: (i) interest rate swaps with $130.0 million notional amount expiring in December 2025; (ii) interest rate swaps with $80.0 million notional amount (entered in March 2025) commencing in December 2025 and expiring in June 2027, (iii) interest rate swaps with $40.0 million notional amount (entered in September 2025) commencing December 2025 and expiring in June 2029; and (iv) interest rate swaps with $80.0 million notional amount (entered in March and September 2025) commencing June 2027 and expiring in June 2029. At September 30, 2025, associated with the Term B Loan, we had: (i) interest rate swaps with $200.0 million notional amount expiring in December 2025; (ii) interest rate swaps with $40.0 million notional amount (entered in March 2025) expiring in June 2027; (iii) interest rate swaps with $190.0 million notional amount (entered in March and September 2025) commencing in December 2025 and expiring in June 2027; and (iv) interest rate swaps with $230.0 million notional amount (entered in March and September 2025) commencing in June 2027 and expiring in June 2029.

At September 30, 2025, the interest rate risk related to $358.1 million of borrowings under the Credit Facility was unhedged, consisting of $358.1 million of unhedged amounts outstanding under the Term Loans (December 31, 2024 — $411.2 million under the Term Loans).

    We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. At September 30, 2025, we were in compliance with all restrictive and financial covenants under the Credit Facility. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). The Repurchase Restriction did not prohibit Common Share purchases during Q3 2025 or at September 30, 2025. The obligations under the Credit Facility are guaranteed by us and certain specified subsidiaries. Subject to specified exemptions and limitations, all assets of the guarantors are pledged as security for the obligations under the Credit Facility. The Credit Facility contains customary events of default. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts outstanding under the Credit Facility to be immediately due and payable and may cancel the lenders' commitments to make further advances thereunder. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a specified default rate.

    At September 30, 2025, we had $10.8 million outstanding in L/Cs under the Revolver (December 31, 2024 — $11.1 million). We also arrange bank guarantees and surety bonds outside of the Revolver. At September 30, 2025, we had $35.8 million of bank guarantees and surety bonds outstanding (December 31, 2024 — $23.0 million).

    At September 30, 2025, we also had a total of $198.5 million in uncommitted bank overdraft facilities available for intraday and overnight operating requirements (December 31, 2024 — $198.5 million). There were no amounts outstanding under these overdraft facilities at September 30, 2025 or December 31, 2024.

We are party to an agreement with a third-party bank to sell up to $450.0 million in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon 3 months' prior notice, or by the bank upon specified defaults. We also participate in three customer SFPs, pursuant to which we sell A/R from the relevant customer to third-party banks on an uncommitted basis to receive earlier payment. The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. A/R are sold under these arrangements net of discount charges. As our A/R sales program and the SFPs are on an uncommitted basis, there can be no assurance that any of the banks will purchase any of the A/R we intend to sell to them thereunder. However, as the A/R that we offer to sell under these programs are largely from customers we deem to be creditworthy, we believe that such offers will continue to be accepted. Both at September 30, 2025 and at December 31, 2024, there was no outstanding utilization under our A/R sales program and under our SFPs. During Q3 2025 and YTD 2025, we sold an aggregate of $12 million and approximately $22 million, respectively, under our A/R sales program and customer SFPs (Q3 2024 — approximately $34 million; YTD 2024 — approximately $152 million). We vary the amounts we offer to sell under our A/R sales program and customer SFPs depending on our short-term ordinary course cash requirements.

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

Outstanding Share Data

As of October 22, 2025, we had 115,036,621 outstanding Common Shares. As of such date, we also had 38,629 outstanding stock options, 1,410,402 outstanding RSUs, 2,185,524 outstanding PSUs assuming vesting of 100% of the target amount granted (PSUs that will vest range from 0% to 200% of the target amount granted), and 443,065 outstanding DSUs; each vested option or unit entitling the holder thereof to receive one Common Share (or in certain cases, cash) pursuant to the terms thereof, subject to certain time or performance-based vesting conditions.

Unaudited Quarterly Financial Highlights

Q3 2025 compared to Q2 2025:

    Total revenue for Q3 2025 increased $300.6 million or 10% compared to Q2 2025. ATS segment revenue in Q3 2025 decreased by $38.1 million (5%) compared to Q2 2025, primarily due to decreased demand in our Capital Equipment business. CCS segment revenue increased $338.7 million (16%) in Q3 2025 compared to Q2 2025. Communications end market revenue increased $301.7 million (18%) sequentially, primarily due to demand increases for networking products from hyperscaler customers and program ramps. Enterprise end market revenue increased $37.0 million (9%) sequentially, primarily due to the ramp of the new AI/ML compute program in our server business. Gross profit for Q3 2025 increased sequentially by $45.1 million (12%), primarily due to higher revenue in Q3 2025, as well as $7.9 million of higher favorable TRS FVAs recorded in cost of sales driven by the increase in our Common Share price. Gross margin increased from 12.8% in Q2 2025 to 13.0% in Q3 2025, primarily due to the favorable changes in TRS FVAs recorded in cost of sales as described above. CCS segment income for Q3 2025 of $199.4 million increased $28.2 million from Q2 2025 due to sequential increase in CCS segment revenue. CCS segment margin remained flat at 8.3% in Q3 2025 compared to Q2 2025. ATS segment income for Q3 2025 of $42.8 million decreased by $0.7 million from Q2 2025, reflecting the decrease in ATS revenue. ATS segment margin increased from 5.3% in Q2 2025 to 5.5% in Q3 2025. Net earnings for Q3 2025 of $267.8 million increased $56.8 million compared to net earnings of $211.0 million for Q2 2025, primarily due to $45.1 million in higher gross profit and $9.6 million in lower restructuring and other charges (primarily driven by timing of our restructuring activities).

Summary of Selected Q3 2025 Results:

	Q3 2025 Actual	Q3 2025 Guidance
Revenue (in billions)	$3.19	$2.875 to $3.125
GAAP earnings from operations as a % of revenue	10.2%	N/A
GAAP earnings per share (EPS) (1)	$2.31	N/A
Adjusted operating margin (non-GAAP)*	7.6%	7.4% at the mid-point of our revenue and non-GAAP adjusted EPS guidance ranges
Adjusted EPS (non-GAAP)*	$1.58	$1.37 to $1.53
*    See "Non-GAAP Financial Measures" below.

(1)    GAAP EPS for Q3 2025 included an aggregate charge of $0.25 per share (pre-tax) for employee SBC expense, amortization of intangible assets (excluding computer software), and restructuring charges. See "Operating Results" above and "Non-GAAP Financial Measures" below for per-item charges. This aggregate charge was within our previously communicated Q3 2025 anticipated range of between $0.23 to $0.29 per share for these items. GAAP EPS for Q3 2025 also included $0.98 per share (pre-tax) positive impact attributable to TRS FVAs.

For Q3 2025, our revenue exceeded the high end of our guidance range due to higher than anticipated customer demand, particularly in our Communications end market. Our non-GAAP adjusted operating margin for Q3 2025 exceeded the mid-point of our revenue and non-GAAP adjusted EPS guidance ranges and our Q3 2025 adjusted EPS exceeded the high end of our guidance range, primarily driven by stronger than anticipated operating leverage in our Communications end market. Our GAAP effective tax rate for Q3 2025 was 14%. Our adjusted effective tax rate (non-GAAP) for Q3 2025 was 20%, higher than our anticipated estimate of approximately 19%, primarily due to jurisdiction profit mix.

In the Company’s press release dated October 27, 2025, “Celestica Announces Third Quarter 2025 Financial Results and Will Hold 2025 Investor and Analyst Day”, under the heading “2025 Annual Outlook Update”, management updated its annual financial outlook for 2025. This press release can be accessed under the Company’s profile at www.sedarplus.ca and www.sec.gov. The information included in this press release does not constitute a part of this Q3 2025 10-Q and is not incorporated by reference herein.

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

    The following non-GAAP financial measures are included in this MD&A: adjusted gross profit, adjusted SG&A, adjusted operating earnings (or adjusted EBIAT), adjusted net earnings, and each of the foregoing measures as a percentage of revenue, adjusted EPS, adjusted return on invested capital (ROIC), free cash flow, adjusted tax expense and adjusted effective tax rate.

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

Restructuring Charges (Recoveries), consist of costs or recoveries relating to: employee severance, site closings and consolidations, accelerated depreciation of owned property and equipment which are no longer used and are available for sale, and reductions in infrastructure.

    Transition Costs (Recoveries) consist of costs and recoveries in connection with: (i) the transfer of manufacturing lines from closed sites to other sites within our global network; (ii) the sale of real properties unrelated to restructuring actions; and (iii) specified charges or recoveries related to the Purchaser Lease (defined below). Transition Costs consist of direct relocation and duplicate costs (such as rent expense, utility costs, depreciation charges, and personnel costs) incurred during the transition periods, as well as cease-use and other costs incurred in connection with idle or vacated portions of the relevant premises that we would not have incurred but for these relocations, transfers and dispositions. As part of our 2019 Toronto real property sale, we entered into a related 10-year lease for our then-anticipated headquarters (Purchaser Lease). In November 2022, we extended the lease (on a long-term basis) on our current corporate headquarters due to several Purchaser Lease commencement date delays. In Q3 2023 and Q2 2025, we executed sublease agreements for the leased space under the Purchaser Lease. We record charges related to the sublet of the Purchaser Lease (which commenced in June 2024) as Transition Costs. We believe that excluding Transition Costs and Recoveries permits a helpful comparison of our core operating results from period-to-period, as they do not reflect our ongoing operations once these specified events are complete.

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

Adjusted ROIC is calculated by dividing annualized adjusted EBIAT by average net invested capital for the period. Net invested capital (calculated in the tables below) is derived from GAAP financial measures, and is defined as total assets less: cash, ROU assets (operating and finance leases), accounts payable, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable. Management uses adjusted ROIC as a measure to assess the effectiveness of the invested capital we employ to build products or provide services to our customers, by quantifying how well we generate earnings relative to the capital we have invested in our business.

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

The following table sets forth, for the periods indicated, the various non-GAAP financial measures discussed above, and a reconciliation of such non-GAAP financial measures to the most directly comparable financial measures determined under GAAP (in millions, except percentages and per share amounts):

	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
		% of revenue		% of revenue		% of revenue		% of revenue
GAAP revenue	$3,194.0		$2,499.5		$8,736.0		$7,100.3

GAAP gross profit	$416.1	13.0%	$260.6	10.4%	$1,061.0	12.1%	$736.5	10.4%
Employee SBC expense	6.8		5.6		24.2		20.2
TRS FVAs: losses (gains)	(48.5)		2.7		(81.6)		(17.2)
FCC Transitional ADJ	—		(0.3)		—		(0.3)
Adjusted gross profit (non-GAAP)	$374.4	11.7%	$268.6	10.7%	$1,003.6	11.5%	$739.2	10.4%

GAAP SG&A	$38.4	1.2%	$91.8	3.7%	$189.8	2.2%	$235.9	3.3%
Employee SBC expense	(8.8)		(7.1)		(32.6)		(27.1)
TRS FVAs: gains (losses)	64.8		(5.0)		110.0		22.3
FCC Transitional ADJ	—		0.2		—		1.4
Adjusted SG&A (non-GAAP)	$94.4	3.0%	$79.9	3.2%	$267.2	3.1%	$232.5	3.3%

GAAP earnings from operations	$325.0	10.2%	$138.0	5.5%	$726.3	8.3%	$396.7	5.6%
Employee SBC expense	15.6		12.7		56.8		47.3
TRS FVAs: losses (gains)	(113.3)		7.7		(191.6)		(39.5)
FCC Transitional ADJ	—		(0.5)		—		(1.7)
Amortization of intangible assets (excluding computer software)	10.0		9.9		29.9		28.9
Restructuring and other charges, net of recoveries	4.9		1.0		23.3		17.3
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$242.2	7.6%	$168.8	6.8%	$644.7	7.4%	$449.0	6.3%

GAAP net earnings	$267.8	8.4%	$89.5	3.6%	$565.0	6.5%	$276.3	3.9%
Employee SBC expense	15.6		12.7		56.8		47.3
TRS FVAs: losses (gains)	(113.3)		7.7		(191.6)		(39.5)
FCC Transitional ADJ	—		(0.5)		—		(1.7)
Amortization of intangible assets (excluding computer software)	10.0		9.9		29.9		28.9
Restructuring and other charges, net of recoveries	4.9		1.0		23.3		17.3
Miscellaneous Expense	1.3		2.8		4.4		13.8
Adjustments for taxes(1)	(3.2)		0.7		(3.4)		(11.8)
Adjusted net earnings (non-GAAP)	$183.1	5.7%	$123.8	5.0%	$484.4	5.5%	$330.6	4.7%

Diluted EPS
Weighted average # of shares (in millions)	115.9		118.9		116.2		119.1
GAAP EPS	$2.31		$0.75		$4.86		$2.32
Adjusted EPS (non-GAAP)	$1.58		$1.04		$4.17		$2.78
# of shares outstanding at period end (in millions)	115.0		116.4		115.0		116.4

GAAP cash provided by operations	$126.2		$122.8		$408.9		$330.5
Purchase of property, plant and equipment, net of sales proceeds	(37.3)		(46.0)		(106.5)		(120.4)
Free cash flow (non-GAAP)	$88.9		$76.8		$302.4		$210.1

GAAP ROIC %	50.4%		23.7%		39.0%		23.4%
Adjusted ROIC % (non-GAAP)	37.5%		29.0%		34.6%		26.5%
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

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
GAAP tax expense	$43.1	$34.5	$116.9	$66.4

Earnings from operations	$325.0	$138.0	$726.3	$396.7
Finance Costs	(12.8)	(11.2)	(40.0)	(40.2)
Miscellaneous Expense	(1.3)	(2.8)	(4.4)	(13.8)
	$310.9	$124.0	$681.9	$342.7

GAAP effective tax rate	14%	28%	17%	19%

Adjusted tax expense (non-GAAP)	$46.3	$33.8	$120.3	$78.2

Adjusted operating earnings (non-GAAP)	$242.2	$168.8	$644.7	$449.0
Finance Costs	(12.8)	(11.2)	(40.0)	(40.2)
	$229.4	$157.6	$604.7	$408.8

Adjusted effective tax rate (non-GAAP)	20%	21%	20%	19%

The following table sets forth, for the periods indicated, our calculation of GAAP ROIC % and non-GAAP adjusted ROIC % (in millions, except GAAP ROIC % and non-GAAP adjusted ROIC %):

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
GAAP earnings from operations	$325.0	$138.0	$726.3	$396.7
Multiplier to annualize earnings	4	4	1.333	1.333
Annualized GAAP earnings from operations	$1,300.0	$552.0	$968.2	$528.8

Average net invested capital for the period*	$2,581.6	$2,325.5	$2,482.8	$2,261.8

GAAP ROIC %	50.4%	23.7%	39.0%	23.4%

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$242.2	$168.8	$644.7	$449.0
Multiplier to annualize earnings	4	4	1.333	1.333
Annualized adjusted EBIAT (non-GAAP)	$968.8	$675.2	$859.4	$598.5

Average net invested capital for the period*	$2,581.6	$2,325.5	$2,482.8	$2,261.8

Adjusted ROIC % (non-GAAP)	37.5%	29.0%	34.6%	26.5%

	September 30 2025	June 30 2025	March 31 2025	December 31 2024
Net invested capital consists of:
Total assets	$6,606.7	$6,241.1	$5,834.9	$5,988.2
Less: cash	305.9	313.8	303.0	423.3
Less: ROU assets (operating and finance leases)	178.9	174.9	178.6	180.8
Less: A/P, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	3,445.4	3,265.7	3,000.3	2,969.2
Net invested capital at period end*	$2,676.5	$2,486.7	$2,353.0	$2,414.9

	September 30 2024	June 30 2024	March 31 2024	December 31 2023
Net invested capital consists of:
Total assets	$5,924.8	$5,872.8	$5,711.5	$5,890.5
Less: cash	398.5	434.0	308.1	370.4
Less: ROU assets (operating and finance leases)	186.3	200.1	196.1	170.0
Less: A/P, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	2,981.6	2,946.2	2,992.6	3,168.4
Net invested capital at period end*	$2,358.4	$2,292.5	$2,214.7	$2,181.7
* We use a two-point average to calculate average net invested capital for the quarter and a four-point average to calculate average net invested capital for the nine-month period. Average net invested capital for Q3 2025 is the average of net invested capital as at September 30, 2025 and June 30, 2025 and average net invested capital for YTD 2025 is the average of net invested capital as at September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks associated with financial instruments and otherwise. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during YTD 2025 from the description set forth in note 19 to our 2024 AFS, under "Capital Resources — Financial instruments and financial risks" in Item 7 of the 2024 10-K and in Item 7A of the 2024 10-K.

Currency risk: We enter into foreign currency forward contracts to hedge our cash flow exposures and swaps to hedge our exposures of monetary assets and monetary liabilities (economic hedges), generally for periods of up to 12 months, to lock in the exchange rates for future foreign currency transactions, which is intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in local currencies. The fair value of the outstanding contracts at September 30, 2025 was a net unrealized gain of $3.0 million (December 31, 2024 — net unrealized loss of $18.5 million), resulting from fluctuations in foreign exchange rates between the contract execution and the period-end date.

Equity price risk: See "Liquidity — Cash requirements — TRS" above for a description of the TRS Agreement. If the value of the TRS Agreement decreases over its term, we are obligated to pay the counterparty the amount of such decrease upon Settlement. As a result, the TRS Agreement is subject to equity price risk. Prior to March 14, 2025, our TRS had a Strike Price of $12.73 per share. On March 14, 2025, we re-struck our TRS Agreement with the Current Strike Price of $91.58 per share. At September 30, 2025, the fair value of the TRS Agreement was an unrealized gain of $192.4 million (December 31, 2024 — unrealized gain of $99.4 million). A one dollar decrease in our Common Share price would decrease the value of the TRS Agreement as of September 30, 2025 by $1.3 million.

Interest rate risk: Borrowings under the Credit Facility bear interest at specified rates, plus specified margins (described in note 8 to the Q3 2025 Interim Financial Statements and note 11 to our 2024 AFS). In order to partially hedge against our exposure to interest rate variability on our Term Loans, we have entered into various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings under our Term Loans. At September 30, 2025, the fair value of our interest rate swap agreements was a net unrealized loss of $1.5 million (December 31, 2024 — an unrealized gain of $6.6 million). The decrease in the fair value of the swaps from December 31, 2024 to September 30, 2025 is primarily due to a decrease in market expectations with respect to future interest rate movements relative to the fixed rates under our interest rate swaps. A downward shift of the forward interest rate curve would result in a further loss. A one-percentage point increase in relevant interest rates would increase interest expense, based on outstanding borrowings under the Credit Facility at September 30, 2025, by $3.6 million annually, including the impact of our interest rate swap agreements, and by $7.3 million annually, without accounting for such agreements.

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

Management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures are effective to meet the requirements of Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act.

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

Changes in internal control over financial reporting:

We did not identify any change in our internal control over financial reporting in connection with our evaluation thereof that occurred during Q3 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

For information regarding our legal proceedings, see note 17 to our Q3 2025 Interim Financial Statements, and "Operating Results — Income taxes and tax contingencies" in Part I, Item 2 above for a description of the ongoing Romanian income and value-added tax matter and Thailand value-added tax matter, which are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2024 10-K, except as described below.

U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition.

The policies and legislation of the U.S. administration have created, and may continue to create, uncertainty regarding trade agreements and free trade generally, and have resulted in and may result in further significant new increases in country‑specific “reciprocal” tariffs on goods imported into the U.S. from specified countries, certain of which have imposed, and may continue to impose, retaliatory tariffs and non‑tariff measures. These actions, and/or other governmental actions related to tariffs or international trade agreements, have in the past increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition.

In addition, the U.S. government has imposed and may continue to impose additional export controls, including on certain advanced computing semiconductor chips, integrated circuits, semiconductor manufacturing items and related transactions and controls on cross-border technology/data access with respect to China and other countries. The implementation, interpretation, timing and impact on our business of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving. These actions have adversely impacted and continue to adversely impact our Capital Equipment business and our CCS segment. The future adverse impact of these and/or other actions taken by the governments of either the U.S. or China, or both, or other governments (including in response to continuing tensions), could be material.

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

Transfers of business or operations have increased and may again increase our costs and cause disruptions in our ability to service our customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity during the quarter ended September 30, 2025 related to its equity securities registered pursuant to Section 12 of the U.S. Exchange Act:

Period	(a) Total Number of Common Shares Purchased (in millions)	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or programs (in millions)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1 — 31, 2025	—	$—	—	7.1
August 1 — 31, 2025	—	$—	—	7.1
September 1 — 30, 2025	—	$—	—	7.1
Total	—	$—	—
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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Regulation S-K Item 408(a)) during the Company’s fiscal quarter ended September 30, 2025.

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
*    This certification is deemed not filed for purposes of Section 18 of the U.S. Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the U.S. Securities Act or the U.S. Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**    The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELESTICA INC.

Date: October 27, 2025	By:	/s/ Robert A. Mionis
	Name:	Robert A. Mionis
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2025	By:	/s/ Mandeep Chawla
	Name:	Mandeep Chawla
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)