Form 10-K
period 2025-12-31
CELESTICA INC
filed 2026-02-27
CIK 1030894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the Common Shares as reported on the New York Stock Exchange on June 30, 2025, was approximately $17.9 billion. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
The number of the registrant's Common Shares outstanding as of the close of business on February 19, 2026 was 114,967,854. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III is incorporated herein by reference to the definitive Proxy Statement for the Company's 2026 Annual Meeting of Shareholders (the "2026 Proxy Statement") where indicated, which will be filed not later than 120 days after the end of the fiscal period covered by this report.

i

Part I.
     In this Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as "this Annual Report"), "Celestica," the "Corporation," the "Company," "we," "us" and "our" refer to Celestica Inc. and its subsidiaries.
In this Annual Report, the United States is referred to as the "U.S." Unless we indicate otherwise: (i) all dollar amounts are expressed in U.S. dollars; (ii) all references to "U.S.$" or "$" are to U.S. dollars and all references to "C$" are to Canadian dollars; and (iii) any references to a conversion between U.S.$ and C$ is a conversion at the average of the exchange rates in effect for the year ended December 31, 2025. During that period, based on the relevant noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Board of Governors of the U.S. Federal Reserve System, the average daily exchange rate was U.S.$1.00 = C$1.3973. Note that use of the word "including" in this Annual Report means "including, without limitation."
Unless we indicate otherwise, all information in this Annual Report is stated as of February 27, 2026.
Forward-Looking Statements and Risk Factor Summary
This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (U.S. Securities Act) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (U.S. Exchange Act), and "forward-looking information" within the meaning of applicable Canadian securities laws (collectively, forward-looking statements), including, without limitation, statements related to: our priorities, intended areas of focus, targets, objectives and goals; our expanded capital investment plans and capacity additions and the funding therefor; market opportunities and investments in technology platforms and roadmaps; expected research and development and other capital expenditures; developments related to new customer or program wins; timing of production ramps, deliveries and availabilities of certain key components; anticipated economic conditions, industry and market trends and projections, underlying market growth rates, customer demand, prospects and opportunities; strategic initiatives; trends in our segments and/or their constituent businesses; the anticipated impact of current market conditions and customer-specific factors on each of our segments (and/or their constituent businesses) and near term expectations; potential restructuring and divestiture actions; our anticipated financial and/or operating results and outlook, including expected revenue increases and decreases (or remaining flat), as well as growth in certain segments, businesses and end markets; our strategies; our credit risk; the potential impact of acquisitions, or program wins, transfers, losses or disengagements; materials, component and supply chain constraints; anticipated expenses and other working capital requirements and contractual obligations (and intended methods of funding such items); the potential impact of trade policies between countries in which we conduct business (including the tariffs proposed and implemented by the U.S. government, and any reciprocal or retaliatory tariffs); the adoption, integration and use of artificial intelligence (AI) in manufacturing and service offerings and in certain of our internal processes; the impact of our price reductions and longer payment terms; our intended repatriation of certain undistributed earnings from non-Canadian subsidiaries; the potential impact of tax and litigation outcomes; investor dissatisfaction with inclusion, employee engagement, and other sustainability matters; our ability to use certain tax losses; planned investments in our business; the potential impact of the pace of technological changes (including with respect to AI technologies), customer outsourcing, program transfers, and the global economic environment; the intended method of funding Common Share repurchases; the impact of our outstanding indebtedness; liquidity and the sufficiency of our capital resources; our intention to settle outstanding share unit awards with our common shares (Common Shares); our financial statement estimates and assumptions; recently-issued accounting pronouncements and amendments; the potential adverse impacts of events outside of our control (including those described under "External Factors that May Impact our Business" below); mandatory prepayments under our credit facility; pension plan funding requirements and obligations, and the impact of annuity purchases; our compliance with covenants under our credit facility; refinancing debt at maturity; interest rates and expense; income tax incentives; expectations with respect to reporting units with goodwill; our future warranty obligations; cybersecurity threats and incidents; our intentions with respect to environmental assessments for newly-leased or acquired properties; our expectations with respect to expiring leases; our intention to retain earnings for general corporate purposes; costs in connection with our pursuit of acquisitions and strategic transactions; and expectations regarding the acceptance of offers to sell accounts receivable (A/R) under our A/R sales programs and supplier financing programs.
Forward-looking statements appear throughout this Annual Report, including, without limitation, in the following sections: Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such forward-looking statements may, without limitation, be preceded by, followed by, or include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans,"

"continues," "project," "target," "objective," "goal," "potential," "possible," "contemplate," "seek," or similar expressions, or may employ such future or conditional verbs as "may," "might," "will," "could," "should" or "would," or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, where applicable, and applicable Canadian securities laws.
Forward-looking statements contained in this Annual Report are based on various assumptions, many of which involve factors that are beyond our control. Our material assumptions include: growth in manufacturing outsourcing from customers in diversified markets; technology upgrade cycles; our ability to retain programs and customers, including no unexpected customer or program transfers, losses or disengagements; no unforeseen adverse changes in our mix of businesses; no undue negative impact on our customers' ability to compete and succeed using products we manufacture and services we provide; continued growth in our segments and end markets; our ability to successfully diversify our customer base and develop new capabilities; anticipated demand levels across our businesses, including continued growth in the demand from data center customers; continued advancement and commercialization of AI technologies and cloud computing; supporting sustained high levels of capital expenditure investments by leading hyperscaler, AI and data center customers; scaling of our operations to meet the anticipated growth in customer demand; capital investments proceeding as anticipated, including timely completion of construction and operationalization of assets, securing required materials, utilities, and equipment for our expansion plans; alignment of our capacity with our business demands; the successful recruitment and retention of skilled talent; no significant unforeseen negative impacts to our operations; no unforeseen materials price increases, margin pressures, or other competitive factors affecting the contract design and manufacturing industry in general or our segments in particular; compliance by third parties with their contractual obligations; no material changes to tariffs or trade restrictions compared to what are in effect as of February 27, 2026; that our customers will retain liability for and we will continue to be able to recover substantially all costs from customers relating to product/component tariffs and countermeasures; no material changes in business activities resulting from current macroeconomic trends and uncertainties, including evolving global tariff and trade negotiations; our ability to achieve our strategic goals; our ability to keep pace with rapidly changing technological developments; the successful resolution of quality issues that arise from time to time; fluctuation of production schedules from our customers in terms of volume and mix of products or services; the timing and execution of, and investments associated with, ramping new programs; supplier performance and quality, pricing and terms; the costs and availability of components, materials, services, equipment, labor, energy and transportation; no significant decline in the global economy or in economic activity in our end markets due to a major recession, global trade tensions or otherwise; no unforeseen disruptions due to geopolitical factors (including war, tariffs and trade restrictions) causing significant negative impacts to economic activity, global or regional supply chains or normal business operations; that global inflation will not have a material impact on our revenues or expenses; the impact of anticipated market conditions on our businesses; the stability of currency exchange rates; the availability of cash generated from operations to fund planned capital investments; the availability of capital resources for, and the permissibility under our credit facility of, repurchases of outstanding Common Shares under our current normal course issuer bid (NCIB), and compliance with applicable laws and regulations pertaining to NCIBs; compliance with applicable credit facility covenants and the components of our leverage ratios (as defined in our credit facility); our maintenance of sufficient financial resources to fund currently anticipated financial actions and obligations and to pursue desirable business opportunities; global tax legislation changes; the timing, execution and effect of restructuring actions; and no unforeseen adverse changes in the regulatory environment.
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
Risks Related to Our Business and Operations
•dependence on a limited number of customers and end markets and sensitivity to their investment cycles and operating conditions;
•managing changes in customer demand, which may impact our planning, supply chain execution and manufacturing;
•dependence on our customers' ability to compete and succeed using the products we manufacture and services we provide;
•dependence on third parties to supply certain materials and the quality, availability and cost of such materials;
•inventory risk related to our products and services;
•change in the mix of customers and/or the types of products or services we provide;
•new customers or programs, or the provision of new services, and variation in demand cycles related to new customers, programs and services;
•recruitment and retention of skilled talent in key jurisdictions;
•variability of revenue and operating results from period to period;
•increased capital expenditures to expand capacity to support anticipated growth in customer demand;
•difficulties expanding our operations or introducing new competencies or new offerings;
•quality and execution issues related to materials, testing, or other manufacturing or supply chain activities;
•disruptions to operations by events outside our control;
•disruptions to our information technology (IT) systems and IT infrastructure;
•dependence on winning competitive bid selection processes;
•changes to our operating model and implementation of such changes;
•risks associated with adoption, integration and use of AI in manufacturing and service offerings and certain internal processes;
•integration and other challenges with respect to our acquisitions and strategic transactions;

Risk Related to Our Industry
•adoption of AI and deployment of data center infrastructure are uncertain and constrained by power and water availability;
•we operate in a highly competitive industry with aggressive pricing dynamics;
•ability to keep pace with rapidly evolving technology;

Risks Related to the International Nature of our Business
•uncertain global economic and political environment;
•global operations and supply chain risks;
•geopolitical uncertainty and conflicts;
•foreign currency exchange rate fluctuations;

Financial Risks
•deterioration in financial markets or the macro-economic environment;
•volatility in energy and commodity prices related to our production and transportation activities;
•rising labor costs and increases in competition for specific talent/resources;
•financial and reputational risks related to non-performance by counterparties;

•use of cash, debt and equity financing to complete future acquisitions or fund operations;
•interest rate fluctuations and their potential impact on our credit agreement;
•impairment charges and operating losses related to long-lived assets or goodwill;
•increasing income and other taxes, tax audits and the challenges of successfully defending our tax positions;
•ability to achieve some or all of the expected benefits from our restructuring activities;
•ability to prevent or detect all errors or fraud;
•total return swap agreement (TRS Agreement) and the potential impacts of decreases in the price of our Common Shares, counterparty risk and interest rate risk;
•potential downgrading of our credit ratings;
•compliance with credit facility covenants;
•third-party debt may reduce our ability to fund acquisitions/capital expenditures;
•risks associated with refinancing outstanding indebtedness from time to time and the potential inability to refinance on favorable terms, or at all;
•potential obligations to make larger contributions to pension and other benefit plans;
•changes in judgments, estimates and assumptions used in preparation of our financial statements;

Legal/Regulatory Risks
•ability to adequately protect our intellectual property (IP) or the IP of others;
•uncertainty regarding trade agreements and free trade generally as a result of changes in U.S. policies or legislation;
•negative impacts on demand for our services and reputation, or increased costs, related to product liability/warranty claims;
•compliance with customer-driven policies and standards, and third-party certification requirements;
•compliance with governmental laws, regulations, and obligations;
•litigation and proceedings which may result in substantial expenses, costs or judgments, require the attention of key management resources and result in adverse publicity;
•compliance with employment laws and regulations;
•changes in accounting standards which may impact our reported operating results, profitability and financial performance;

Risks Related to our Common Shares
•volatility in the market price of our Common Shares;
•determination not to repurchase Common Shares for cancellation;
•potential dilution from equity compensation and other share issuances; and

General Risk Factors
•negative publicity.
All forward-looking statements attributable to us are expressly qualified by the cautionary statements included in this Annual Report.
Item 1.    Business
Background
We were incorporated in Ontario, Canada on September 27, 1996. We are a corporation domiciled in the Province of Ontario, Canada and operate under the Business Corporations Act (Ontario) (OBCA). Our principal executive offices and global headquarters are located at 5140 Yonge Street, Suite 1900, Toronto, Ontario, Canada M2N 6L7. Our telephone number is (416) 448-5800, and our internet address is www.celestica.com. We operate a network of sites and design centers strategically located in North America, Asia, and Europe. Information on our website is not incorporated by reference into this Annual Report.

Prior to our incorporation, we were an IBM manufacturing unit that provided manufacturing services to IBM for more than 75 years. In 1993, we began providing electronics manufacturing services to non-IBM customers. In October 1996, we were purchased from IBM by an investor group led by Onex Corporation (Onex), and in 1998, we completed our initial public offering. In 2023, Onex (our then-controlling shareholder), completed two underwritten secondary public offerings in June and August of an aggregate of approximately 18.8 million of our Subordinate Voting Shares (now designated Common Shares) upon conversion of all of our then outstanding multiple voting shares (MVS). Subsequent to the August 2023 secondary offering, we have no MVS outstanding and Onex is no longer our controlling shareholder.
See "Overview — Celestica's Business" and "Recent Developments" in Item 7, MD&A for a discussion of recent trends impacting our businesses.
Business Overview
General
Celestica is a technology leader with deep expertise in design, engineering, manufacturing, supply chain, and platform solutions. Celestica enables critical data center infrastructure for AI, cloud and hybrid cloud, and advances technologies in high-growth markets. We serve across two operating and reportable segments: Connectivity and Cloud Solutions (CCS) and Advanced Technology Solutions (ATS). See note 21 to the 2025 consolidated annual financial statements (2025 AFS) included herein.
Our CCS segment consists of our Communications and Enterprise end markets. Our Enterprise end market is comprised of our servers and storage businesses. Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Customers in our CCS segment include cloud-based service providers, hyperscalers and other data center customers (including digital native companies), as well as hardware original equipment manufacturer (OEMs) and enterprise customers. Customers in our ATS segment include OEMs in a range of diversified markets that we serve.
We offer a comprehensive range of products and services that cover the entire technology product lifecycle, including hardware design and development, new product introduction, engineering services, supply chain management and logistics, electronics manufacturing and assembly, complex mechanical assembly, precision machining, systems integration, testing, product licensing, software enablement solutions, and services, including asset management and disposition (ITAM/ITAD) services.

Products in our CCS segment consist predominantly of data communications and information processing infrastructure products and systems primarily used in hyperscale data centers. These products include networking switches, optical systems, data center racks, servers and storage products used primarily by cloud-based and other service providers (including AI service providers), as well as enterprise customers, for a range of applications including AI workloads and cloud computing services. Our Hardware Platform Solutions (HPS) offering within our CCS segment enables the development of customized technology platforms, including hardware and systems-level design, software solutions (including open-source software that complements our hardware offerings, and that can be used as-is or customized for specific applications in collaboration with our customers), management of program design and aspects of the supply chain, manufacturing, and services.

Our CCS segment businesses, compared to our ATS businesses, typically have higher margin profiles and larger program volumes, as well as more significant concentration with major customers. We engage with customers in our capacity as an original design manufacturer (ODM) and electronics manufacturing services (EMS) provider, as well as offering various software solutions and services. Within our CCS segment, our HPS business, which is broadly characterized as ODM in nature (see below), typically has a higher margin profile than our traditional EMS businesses, as we are solely or jointly involved in the design of the solution. However, due to the nature of these programs, it also requires us to make specific investments, including in research and development (R&D).

In recent years, we have experienced an increasing shift in the mix of our programs towards cloud-based and other service providers, primarily hyperscalers, which are cyclically different from our traditional OEM customers, and currently experiencing a period of significant increases in product deployments to support their build-out of data center infrastructure, including to support AI applications. This demand growth has required our business to place a greater focus on various operational factors, including the management of our manufacturing capacity, human capital dedicated to these programs, supply chain, capital investments, and working capital requirements. Related to this trend, our CCS segment, including our HPS business, continues to grow. Our CCS segment revenue for 2025 increased 42% to $9.19 billion compared to $6.49 billion in 2024. HPS revenue for 2025 increased 81% compared to 2024. In 2025, HPS revenue accounted for 41% of our total revenue (2024 — 29%; 2023 — 21%).

Products and services in our ATS segment are extensive, serving a broader customer base and are often more regulated than those in our CCS segment, and can include: government-certified and highly-specialized manufacturing, electronic and enclosure-related services for A&D customers; high-precision semiconductor equipment and integrated subsystems; a wide range of industrial automation, controls, test and measurement devices; engineering-focused engagements, including in the areas of telematics, human machine interface, Internet-of-Things and embedded systems; advanced solutions for surgical instruments, diagnostic imaging and patient monitoring; and efficiency products to help manage and monitor the energy and power industries.

Customer engagements in our ATS segment may increasingly involve engineering services and support. However, unlike our HPS business within our CCS segment, we do not generally collaborate with ATS customers on the design of the solutions we manufacture, or engage in R&D and product development for our own proprietary portfolio of solutions. As such, the nature of the programs in our ATS business are broadly characterized as EMS engagements, and the relationships with these customers are more consistent with our traditional business model.

Our end market revenue as a percentage of total revenue is as follows:

	2025	2024	2023
ATS	26%	33%	42%
Communications	57%	41%	33%
Enterprise	17%	26%	25%
Industry overview
Celestica operates in the contract design and manufacturing industry and competes with a variety of providers from EMS companies to ODMs. The EMS companies that Celestica competes with, typically manage global manufacturing and logistics networks that are capable of delivering customized solutions, and may offer, depending on the extent of their capabilities, end-to-end services covering the full product lifecycle, which can include assembly, supply chain management, testing, system integration, fulfillment and other services. ODMs offer a similar range of services, and also typically support the design and development of products they manufacture for their customers.

Celestica is increasingly engaged as an ODM by our customers. As part of Celestica's ODM offerings, we design and manufacture products, either as customized solutions, white box solutions or under Joint Design and Manufacturing (JDM) engagements in collaboration with our customers. An ODM provider may engage in R&D activities related to new product design, optimization and other innovations, which often results in the creation of IP. This business is primarily within our HPS business.

Our customers, which include cloud-based and other service providers (including hyperscalers), OEMs and enterprise customers in a wide range of industries, outsource these services to address challenges related to cost, asset utilization, quality, time-to-market, demand volatility, customer support, and rapidly changing technologies. In particular, hyperscalers have utilized our services to increase deployments of customized advanced hardware and systems-level solutions, in order to expand and optimize their data center infrastructure.

We believe our customers will continue to outsource to us, as a means to reduce operating costs and capital investments, improve time to market and manage supply chain complexities, while leveraging our engineering expertise, end-to-end service offerings and globally diversified supply chain.
Celestica's Strategy
We constantly seek to advance our quality, engineering, manufacturing, design, and supply chain capabilities. We will continue to focus on our pursuit of the following, intended to strengthen our competitive position and enhance customer satisfaction and shareholder value:

Increase Penetration in our End Markets/Offerings. We continually strive to further diversify our portfolio, including through the addition of new customers, as well as new programs with existing customers. Our goal is to increase our presence across our high-value markets, with particular emphasis on expanding our HPS business, high-value EMS programs (including with hyperscaler customers) and our ATS segment.
Selectively Pursue Acquisitions and Strategic Transactions. We will continue to selectively seek acquisition opportunities and strategic transactions in order to (i) profitably grow our revenue, (ii) further develop strategic relationships with customers in our end markets; (iii) enhance the scope of our capabilities and service offerings, (iv) advance our R&D capabilities and enhance our IP portfolio, and (v) expand our capabilities and offerings to include further after-market services and product licensing opportunities.
Continuously Improve Operational Performance. We will continue to focus on: (i) managing our mix and volume of business to improve our overall margins, (ii) leveraging our supply chain practices globally to effectively manage materials costs, minimize lead times and improve our planning cycle to better meet volatility in customer demand and improve asset utilization and inventory levels, (iii) successfully ramping new programs, and (iv) improving operating efficiencies to effectively manage production costs and improve margins. In order to help us streamline our processes, we continue to invest in our "digital factory," which automates and connects our equipment, people and systems throughout our global network, including our customers and suppliers. Our mix of programs, and operating leverage across several of our businesses had a favorable impact on our gross margin in recent years. In addition, our ongoing cost reductions initiatives, which are intended to further streamline our business, increase operational efficiencies and improve our productivity, have had a favorable impact on our profitability.
Develop and Grow Trusted Relationships with Customers. We continue to pursue profitable, strategic relationships with industry leaders that we believe can benefit from our services and solutions. We strive to respond to our customers' needs with speed, flexibility and predictability. We have established and maintain strong relationships with a diverse mix of cloud-based and other service providers (primarily hyperscalers), leading OEMs and other companies across our end markets. We believe that our customer base is a strong potential source of growth for us as we seek to strengthen these relationships through adding to the breadth and scale of our solutions.
Expand Range of Service Offerings and Continue to Invest in Engineering and Supply Chain Solutions and Services. We continually seek to expand the services we offer to our customers, and we are committed to meeting our customers' needs in the areas of technology, design, engineering, quality, product lifecycle management and supply chain management. We believe our expertise in these areas enables us to meet the rigorous demands of our customers. Additionally, it allows us to produce a variety of technologies ranging from high-volume electronics and equipment used in a broad array of industries, to highly complex data center technology products, and enables us to consistently and reliably deliver these products and services to our customers. We also believe the systems, collaborative processes and our expertise in supply chain management help us to effectively meet customer lead time requirements, and enable our customers to achieve fast time-to-market. We collaborate with our suppliers to influence component design for the benefit of our customers. As a result of the successes that we have had in these areas, we have been recognized with numerous customer and industry achievement awards.

Enhance our Capabilities in R&D, New Technology Development, Quality Products and Design to support our HPS Business. We continually invest in our internal R&D capabilities to support the development of new technologies, products and IP, which support the offering within our HPS business. As an ODM, we believe it is critical for our competitive positioning to be competent in working with leading edge technologies for IT hardware products across networking, server and storage categories. Investment in our design and engineering capabilities and product roadmaps is required in order to maintain our technology leadership throughout upgrade cycles and to support our customers in their deployments of their critical IT products and infrastructure. We also invest in software engineering capabilities in order to support our customers on enablement of open-sourced solutions.
See Item 7, MD&A — "Operating Goals and Priorities" for a discussion of our current priorities and areas of focus.
Our Services and Products
We offer a comprehensive range of products and services that cover the entire technology product lifecycle, including hardware design and development, new product introduction, engineering services, supply chain management and logistics, electronics manufacturing and assembly, complex mechanical assembly, precision machining, systems integration, testing, product licensing, software enablement solutions, and services, including ITAM/ITAD services.

Our design and development services include our HPS offering, which is characterized as our ODM business. We believe that our HPS offering helps to differentiate us from other EMS providers, by supporting customers in the design of advanced hardware and systems-level solutions, primarily for data centers, that can be customized to support their specific requirements.
Design and engineering services
Our HPS offering is an engineering-led, IP-based offering that allows us to drive innovation in hardware and software solutions for our customers and further broaden our value proposition by leveraging our ecosystem partners and broad range of capabilities across the product lifecycle. It encompasses advanced technology infrastructure platforms, and hardware and software design solutions that customers can tailor to their specific applications. Our HPS offering focuses on developing or jointly designing customized solutions and subsequently managing the other aspects of the supply chain. We work directly with our customers to understand their product roadmaps and requirements, and to develop technology solutions intended to meet their particular needs.
Our engineering services include product and process design, design review, product test solutions, assembly technology and automation.
We continue to invest in leading-edge product roadmaps and design capabilities aligned with both market standards and emerging technologies. We deliver both customized and jointly-designed products, and complete platform solutions in technologies including storage, servers, and networking. For customer-owned designs, we augment their design teams, and utilize our proprietary design analysis tools to minimize design revisions and to achieve improved manufacturing yields.
We believe that collaboration between our customers' teams, key ecosystem partners, and our design and manufacturing groups helps to ensure that new designs are released rapidly, smoothly and cohesively into production. We maintain ties with key industry associations and engineering firms to help us stay apprised of advances in technical knowledge.
Data center related products and services
We provide a comprehensive suite of products and services for our data center customers, including cloud and AI service providers, including hyperscalers, IT OEMs and enterprise customers. We engage with these customers in a capacity as both an EMS and ODM provider, and provide a range of services including R&D, design (including JDM), fully designed white box solutions, manufacturing, engineering and testing. Our capabilities span across various categories of IT hardware including networking (including Ethernet switches and optical systems, amongst other products), servers (including AI/machine learning (ML) compute), storage, data center racks and software solutions. The products we manufacture and assemble may be used directly by our customers in their own data centers, as in the case of hyperscalers or enterprise customers, or may be re-sold to end users by our OEM customers.
Prototyping and new product introduction
Prototyping is a critical early-stage process in the development of new products. Our engineers work with our customers' engineers to provide quick responses in the early stages of the product development lifecycle.
Supply chain management and services
We utilize our enterprise systems, as well as specific supply chain IT tools, to provide management with the data and analytics required to manage the logistical complexities of our business and are augmented by and integrated with other applications, such as shop floor controls, component and product database management, and design tools. With those systems and tools, we optimize material management from suppliers to our customers' customers.
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
Components and raw materials are sourced globally, with a majority of electronic components originating from Asian countries. See Item 1A, Risk Factors, "Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance" for a discussion of various risks related to our foreign operations. Also see Item 1A, Risk Factors, "We are dependent on third parties to supply certain materials, and our results were negatively affected by the availability of such materials in the past and may be negatively affected by the quality, availability and cost of such materials in the future." We work with our suppliers and customers to attempt to ensure continuity in the supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production in response to the availability of the critical components.
To minimize the risk associated with inventory, we primarily order materials and components only to the extent necessary to satisfy existing customer orders and forecasts covered by the applicable customer contract terms and conditions. However, in anticipation of material shortages, we may place additional orders to secure supply, offset in part by the receipt of cash deposits from the relevant customers. We have implemented specific inventory management strategies with certain suppliers, such as "supplier managed inventory" (pulling inventory at the production line on an as-needed basis) and on-site stocking programs. In certain cases, we also employ a consignment model with specific customers for particular components related to their programs.
Through our global supply chain management processes and integrated IT tools, we endeavor to provide our customers with enhanced visibility to balance their global demand and supply requirements, including inventory and order management.
Manufacturing services
Printed Circuit Board Assembly
Printed circuit board (PCB) assembly includes the attachment of electronic components, such as capacitors, microprocessors, resistors and memory modules, to PCBs. Our global network of engineers helps us to provide our customers with full PCB assembly technology capabilities. These capabilities include design for manufacturing, PCB layout, packaging, assembly (circuit card assembly (CCA)), lead-free soldering, test development, and data analytics for complex flexible and rigid-flex circuits and hybrid PCBs. We work with a variety of substrates based on the products we build for our customers, from thin, flexible PCBs to highly complex, dense multi-layer PCBs, as well as a broad array of advanced components and subcomponents and attachment technologies.
Complex Mechanical Assembly
We provide systems integration to our Capital Equipment customers. Complex mechanical systems integration consists of multiple interconnected subsystems that interact with various materials, e.g., fluids, solids, particles and rigid bodies. Such systems are often used in advanced manufacturing applications such as semiconductor manufacturing, medical applications using robotics, and other applications where precise standards are required. We also provide complex mechanical assembly primarily to our aerospace customers, including wire harness assembly, systems integration, sheet metal fabrication, welding and machining.
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
Celestica Operating System
We believe one of our key strengths, compared to our competitors, is our ability to consistently deliver high quality services and products. Our Celestica Operating System (COS) ensures that our operating sites have capabilities and standardized practices, and are positioned to provide efficiency, consistency, and value to our customers around the globe. The COS is made of multiple elements including Sales Inventory Operations Planning, Lean and Six Sigma, Quality, Continuous Improvements, Productivity, New Product Introduction, Automation and Suppliers Management and Environmental Health & Safety.

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

We deploy Lean initiatives to help drive manufacturing efficiencies, excess inventory elimination throughout the supply chain, cycle times velocities and improved product quality, and use Six Sigma extensively in an effort to reduce process variation and to drive root cause problem-solving. Lean and Six Sigma methods are also used in non-production areas to streamline our processes and eliminate waste. We apply the knowledge we gain in our after-market services to help improve the quality and reliability of next-generation products. We believe that success in these areas helps our customers to lower their costs, positioning them more competitively in their respective markets.
Geographies
In 2025, approximately 75% of our revenue was produced in Asia (each of 2024 and 2023 — approximately 70%). In each of 2025, 2024 and 2023, approximately 20% of our revenue was produced in North America. A listing of our principal locations is included in Item 2, "Properties." Certain geographic information for countries with 10% or more of our external revenue and PP&E and operating lease ROU assets is set forth in note 21 to the 2025 AFS included herein.
Marketing and Customer Experience
We structure our business development teams by end market, with a focus on offering market insight and expertise, and complete product lifecycle solutions to our customers. We have customer-focused teams, each headed by a group general manager who oversees the global relationship with our key customers. These teams work with our subject matter experts to meet the requirements of each customer's product or supply chain. Our global network is comprised of such customer-focused teams, as well as operational and project managers, supply chain management teams, and senior executives.
Customer Concentration and Relationship Management
We target industry-leading customers in each of our segments. Our CCS segment customers include Amazon Fulfillment Services, Inc., Meta Platforms, Inc., Google Inc., Ciena Corporation, Dell Technologies, Hewlett-Packard Enterprise, and IBM Corporation, Inc. Our ATS segment customers include Applied Materials, Inc., LAM Research and Honeywell Inc. We are focused on strengthening our relationships with strategic customers through the delivery of new and expanding end-to-end solutions.
We depend on a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 79% of total revenue for 2025, 73% for 2024 and 64% for 2023. In 2025, three customers (all in our CCS segment) individually represented 10% or more of total revenue (32%, 14% and 12%). In 2024, two customers (each in our CCS segment) individually represented 10% or more of total revenue (28% and 11%). In 2023, one customer (in our CCS segment) individually represented 10% or more of total revenue (22%). Significant reductions in, or the loss of, revenue from these or any of our major customers may have a material adverse effect on us. See Item 1A, Risk Factors — "We are dependent on a limited number of customers and end markets and are sensitive to their investment cycles and operating conditions. Revenue decline or loss of any major customer could have a material adverse effect on our operating results, financial position and cash flows."
We generally enter into master supply agreements with our customers that provide the framework for our overall relationship, although such agreements do not typically guarantee a particular level of business or fixed pricing. Instead, we bid on a program-by-program basis and typically receive customer purchase orders for specific quantities and timing of products. We believe that our manufacturing sites are flexible and can be reconfigured as needed to support customer-specific product requirements and fluctuations in production volumes, although we do incur increased production costs from time to time, in connection with unexpected demand changes. A majority of these supply agreements also require the customer to purchase unused inventory that we have purchased to fulfill that customer's forecasted manufacturing demand. Some of these agreements require us to provide specific price reductions to our customers over the term of the contracts. Also see Item 1A, Risk Factors — "Inherent challenges in managing changes in customer demand has and may continue to impact our planning, supply chain execution and manufacturing, and may adversely affect our operating performance and results."

Technology and R&D
We look ahead at emerging technologies, by strategically investing and collaborating with our ecosystem partners to define future product roadmaps. We aim to address technologies for data centers at the system level, and leverage our capabilities to deliver complete platform solutions, which may include software, and integration and orchestration of various technologies into rack-scale designs.

We invest in R&D, including independently of specific customer engagements, in order to develop our roadmaps and capabilities to support next-generation technologies across AI/ML compute, advanced networking and storage solutions. We have increased our R&D investment in our global design services and capabilities to develop differentiated HPS product solutions for our customers, and we anticipate a further increase in R&D investments. Our ongoing R&D activities include the development of processes, test technologies, and platform solutions, including rack-scale designs and spanning core data center technologies that can be used as-is or customized to optimize a customer's specific applications. We are proactive in developing manufacturing techniques that take advantage of the latest component, product and packaging designs. We have worked with, and have taken leadership roles in, industry and academic groups that strive to advance the state of technology in the industry.
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
Our increased R&D activities have resulted in the growth of our dependence on our patent portfolio. We have hardware and software patents that are integral to our HPS business. We anticipate that such growth (and importance) will continue as we expand this business. In addition, we currently have a number of patent applications pending to protect our IP. Other factors significant to our proprietary rights include the knowledge and experience of management and personnel, and our ability to develop, enhance and market electronics manufacturing services.
Each of our customers typically provides us with a license to its technology for use in providing electronics manufacturing services to such customer. Generally, the agreements governing such technology grant us non-exclusive, worldwide licenses with respect to the subject technologies, are typically provided without charge, and terminate upon a material breach by us of the terms of such agreements, or termination of the program to which such licenses relate.
We also license certain technology from third parties that we use in providing electronics manufacturing services to our customers. Generally, the agreements governing such technology grant us non-exclusive, worldwide licenses with respect to the subject technologies and terminate upon expiration, or a material breach by us of the terms, of such agreements.

Competition
The contract design and manufacturing industry is highly competitive with multiple global EMS and ODM providers competing for customers and programs. Our competitors in the EMS industry include Benchmark Electronics, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Inc., Plexus Corp., and Sanmina Corporation, as well as smaller EMS companies that often have a regional, product, service or industry-specific focus. Our ODM competitors provide product design capabilities and manufacturing services and include Quanta Computer Inc., Wiwynn Corporation, and Accton Technology Corp. In some markets, particularly in data center switching, we also face competition from OEMs (including Arista Networks, Inc., Cisco Systems, Inc. and others), where customers may decide between the use of customized (ODM) and off-the-shelf (OEM) solutions, which may include considerations of cost, software, after-market services, and the degree of customization necessary, among others.
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

Some of our competitors have greater scale and provide a broader range of services than we provide. We believe our competitive advantage is our track record in advanced manufacturing capabilities, design and engineering, quality, delivery, managing complexity and responsiveness enabling cost-effective solutions and speed-to-market, as well as value-added services, including engineering and supply chain services.

The landscape in our CCS segment remains very competitive. The IT hardware industry we serve has been characterized by rapid demand growth in recent years, with spending increasingly concentrated amongst large data center customers, primarily cloud-based and AI service providers, including hyperscalers, resulting in aggressive bidding from EMS providers and increased competition from ODMs as they attempt to gain greater share in this market.

To remain competitive, we believe we must continue to provide advanced manufacturing services and solutions, lead design capabilities in the technologies we support in our HPS business, maintain high quality levels, deliver finished products and services on time and compete favorably on price.

See Item 1A, Risk Factors, "We operate in an industry comprised of numerous competitors and aggressive pricing dynamics".
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
Our past operations and the historical operation by others of our sites may have resulted in soil and groundwater contamination on our sites, and in many jurisdictions in which we operate, environmental laws impose liability for the costs of removal, remediation or risk assessment of hazardous or toxic substances on an owner, occupier or operator of real property even if such person or company was unaware of or not responsible for the discharge or migration of such substances. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain operating sites. We generally obtain Phase I or similar environmental assessments (which involve general inspections without soil sampling or groundwater analysis), or review assessment reports undertaken by others, for our manufacturing sites at the time of acquisition or leasing. Where contamination is suspected at sites being acquired or leased, Phase II intrusive environmental assessments (that can include soil and/or groundwater testing) may be performed. We expect to conduct Phase I or similar environmental assessments in respect of future property acquisitions or leases and intend to perform Phase II assessments where we deem it appropriate. Past environmental assessments have not revealed any environmental liability that we believe will have a material adverse effect on our operating results or financial condition, in part because of contractual retention of liability by landlords and former owners at certain sites. However, any such contractual retention of liability may not provide sufficient protection to reduce or eliminate our liability. Third‑party claims for damages or personal injury are also possible and could result in significant costs to us. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former sites indicate that we are responsible for the release of hazardous substances into the air, ground and/or water, we may be subject to additional liability. Environmental matters may arise at sites where no problem is currently known or at sites that we may acquire in the future. See Item 1A, Risk Factors, "Compliance or the failure to comply with governmental laws, regulations, and obligations could be costly and may negatively impact our financial performance."
Environmental legislation also occurs at the product level. Celestica works with its customers in connection with compliance with applicable product-level environmental legislation in the jurisdictions where products are manufactured and/or offered for use and sale by our customers.
Government Regulation
As a global company, our operations are subject to a variety of governmental and regulatory requirements related to, among other things, A&D regulations and regulations governing the manufacture and sale of healthcare products, trade compliance, anti-corruption, health and safety matters, employment laws and regulations, environmental matters, waste management, and disclosure obligations. Significant costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. Although we strive to implement quality management systems and internal controls to mitigate our risk of non-compliance, any failure to comply with governmental and regulatory requirements could have a material adverse effect on our business, results of operations, financial condition and/or competitive position. Information regarding material effects of government regulations on our business is provided in Item 1A, Risk Factors, under "We are subject to the risk of increasing income and other taxes, tax audits and the challenges of successfully defending our tax positions, and obtaining, renewing or meeting the conditions of tax incentives and credits, any of which may adversely affect our financial performance," "Compliance or the failure to comply with governmental laws, regulations, and obligations could be costly and may negatively impact our financial performance," "Compliance or the failure to comply with employment laws and regulations may negatively impact our financial performance," "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," and "Our business and operations could be adversely impacted by sustainability initiatives."
Sustainability
We are committed to driving sustainability initiatives through collaboration with our employees, customers, suppliers and local communities. Our Sustainability Report, which is published annually, outlines our sustainability strategy, the progress we have made as a socially responsible organization, and the key activities and milestones we are working on with respect to each of our focus areas: our planet, our products and services, our people and our communities. Our most recent Sustainability Report, as well as our Corporate Values, can be found on our website: www.celestica.com. Information on our website is not incorporated by reference into this Annual Report.
Human Capital Management
At Celestica, we believe our success depends on our talented people and their commitment to excellence. Under the Human Resources and Compensation Committee (HRCC) mandate, the duties and responsibilities of the HRCC include reviewing the Corporation’s talent management strategy including programs relating to the attraction, development and retention of critical skills and resources required to execute the Corporation’s strategic objectives. Additionally, the HRCC is responsible for reviewing and making recommendations to the Board of Directors of Celestica (Board) with respect to Celestica’s human capital management practices and strategies, including as a result of: (a) reviewing reports from management to monitor Celestica’s culture and employee engagement; (b) overseeing policies and programs in place to support and promote the health, safety and well-being of Celestica’s employees; and (c) considering other environmental, social and governance practices related to the HRCC's charter.
Employees
At December 31, 2025, we employed 29,591 permanent and temporary (contract) employees worldwide (December 31, 2024 — 26,865; December 31, 2023 — 26,554). Some of our employees in China, Japan, Mexico, Romania, Singapore and Spain are represented by unions or are covered by collective bargaining agreements. We believe we have a productive and collaborative working relationship between management and the relevant unions. We believe that our employee relationships are generally positive and stable.
The following table sets forth information concerning our employees (permanent and temporary) by geographic location:

	Number of Employees
Date	Americas	Europe	Asia	Total
December 31, 2025	6,485	2,714	20,392	29,591
Given the variable nature of our manufacturing processes and the quick response time required by our customers, it is critical that we are able to adjust our production up or down to maximize efficiency. To achieve this, our approach has been to employ a skilled temporary labor force, as required. At December 31, 2025, 5,788 temporary (contract) employees were engaged by us worldwide.
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
Compensation, Benefits and Recognition
Our compensation and benefits programs are designed to attract, retain, and motivate top talent. We offer a comprehensive package that includes competitive salaries, variable performance-based compensation, health benefits, retirement savings plans, vacation, and other paid time off. We provide opportunities for employees to share in the Company's success through short-term incentive programs available to almost all employees. These programs reward achievement of key business objectives and reinforce our commitment to a performance-driven culture. Furthermore, we offer a variety of recognition programs to acknowledge employees who are achieving business results by living our brand and values, and embracing the characteristics of our leadership imperatives. We encourage business and people leaders to acknowledge individual and team success in quarterly town halls, and in more formal ways through our global recognition programs, including Bravo! and Ignition Awards. We regularly review our compensation and benefits programs to ensure they remain competitive and aligned with our business strategy and meet the needs of our employees.
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

Ethics and Culture
Our Business Conduct Governance (BCG) Policy, outlines the ethics and practices we consider necessary for a positive working environment, as well as the high legal and ethical standards to which our employees are held accountable. 100% of our employees have completed BCG training, and we conduct annual re-certifications.
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
In addition, we have well-established policies regarding fair labor practices and guidelines to foster a respectful, safe and healthy work environment for our employees globally.
Financial Information Regarding Geographic Areas
Details of our financial information regarding geographic areas are disclosed in note 21 to the 2025 AFS included herein, in "Information on the Company — Business Overview — Geographies," above and in Item 2, Properties. Risks associated with our foreign operations are disclosed in Item 1A, Risk Factors, including "Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance."
Additional Information
We make available a wide variety of information, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, free of charge on our website at www.celestica.com. Information on our website is not incorporated by reference into this Annual Report. Our reports that are filed or furnished with the SEC, including our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD, and any amendments to such reports, are available on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. Our public filings with the Canadian Securities Administrators are available under our profile on SEDAR+ at www.sedarplus.ca.
Item 1A.    Risk Factors
Each of the following risk factors, or any combination of them, could have a material adverse effect on our business, financial condition, and/or operating results. Our shareholders and prospective investors should carefully consider each of the following risks together with all of the other information set forth in this Annual Report.
Risks Related to Our Business and Operations
We are dependent on a limited number of customers and end markets and are sensitive to their investment cycles and operating conditions. Revenue decline or loss of any major customer could have a material adverse effect on our operating results, financial position and cash flows.
We depend (and expect to continue to depend) upon a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 79% of total revenue for 2025, 73% for 2024 and 64% for 2023. In 2025, three customers in our CCS segment individually represented 10% or more of total revenue (32%, 14% and 12%). CCS segment revenue represented 74% of our consolidated revenue in 2025 (2024 — 67%; 2023 — 58%).
Our revenue is sensitive to the investment cycles and operating conditions of a limited number of customers, including hyperscalers. As spending patterns of our major customers are influenced by technology transitions and deployment priorities, including AI-related programs, demand for our offerings may be affected by: (i) changes in our customers' AI investment strategy; (ii) their access to specialized components such as accelerators and network; (iii) their ability to secure sufficient data center capacity, grid interconnections, and access to power and water; and (iv) regulations, policies and legislations affecting AI, export controls, or data center operations that may increase compliance costs or constrain the development and commercial use of AI technology. If our customers experience delays, increased costs or reduced access to these inputs due to the foregoing factors, they may slow, scale down or cancel programs with us. This could adversely affect our revenue, margins and cash flows and increase variability of results from period to period. See also "We are dependent on our customers' ability to compete and succeed in the marketplace using products we manufacture and services we provide," and "The future development and adoption of AI and the deployment of data center infrastructure are uncertain and depend on the availability and cost of critical inputs (including power and water), which could materially affect demand for our products and services and our operating results."
A decline in revenue from, or the loss of, any significant customer could have a material adverse effect on our operating results, financial position and cash flows, and may increase the variability of our operating results from period to period. We cannot assure: (i) the replacement of completed, delayed, cancelled or reduced orders with new business; (ii) that our current customers will continue to utilize our services consistent with historical volumes or at all; and/or (iii) that our customers will renew their long-term manufacturing or services contracts with us on acceptable terms or at all. There can also be no assurance that our efforts to secure new customers and programs will succeed in reducing our customer concentration. Failure to secure business from existing or new customers in any of our end markets would adversely impact our operating results. See "Our revenue and operating results may vary significantly from period to period."
Inherent challenges in managing changes in customer demand has and may continue to impact our planning, supply chain execution and manufacturing, and may adversely affect our operating performance and results.
Our customers typically do not commit to long-term production schedules in advance, and we may experience volatility in customer orders and inventory levels. Customers have and may in the future terminate their agreements with us prior to scheduled expiration, fail to renew such agreements upon expiration, or significantly change, reduce or delay the volume of manufacturing or other services they order from us, any of which may adversely affect our operating results when they occur. Customers have and may also shift business to our competitors, implement in-source and second-source programs, or adjust the concentration of their supplier base. The global economic environment, adverse market conditions, "buy local" movements, political and geopolitical pressures, negative sentiment from our customers' customers, regulatory changes or changes made by local governments (such as tax benefits, tariffs or export controls) have and may continue to impact our customers' business decisions. See "Our operations have been and could continue to be adversely affected by events outside our control" and "Adoption, integration and use of AI in manufacturing and service offerings and in certain of our internal processes may present regulatory, ethical, data and cybersecurity risks and result in reputational harm or liabilities." These and other factors could adversely affect the rate of outsourcing to EMS and/or ODM providers generally or to us in particular. A significant portion of our revenue can occur in the last month of the quarter, and purchase orders may be subject to change or cancellation, all of which affect our operating results when they occur. Because we cannot predict customer behavior, or if or when adverse market conditions will reverse, our forecasts of customer orders may be inaccurate, and may make it difficult to order appropriate levels of materials, schedule production, and maximize utilization of our manufacturing capacity and resources.
Our customers from time to time change their forecasts, production quantities or product type requirements, or accelerate, delay or cancel production quantities. When customers change production volumes or request different products to be manufactured from those in their original forecast, the unavailability of components and materials for such changes could also adversely impact our revenue and working capital. See "We are dependent on third parties to supply certain materials, and our results were negatively affected by the availability of such materials in the past and may be negatively affected by the quality, availability and cost of such materials in the future."
Further, to guarantee continuity of supply for many of our customers, we are required to manufacture and warehouse specified quantities of finished goods. The uncertainty of demand in our customers' end markets, intense competition in our customers' industries and general order volume volatility from time to time may result in customers delaying or canceling the delivery of products we manufacture for them or placing purchase orders for lower volumes of products than previously anticipated. This may result in higher than expected levels of inventory, which could in turn have a material adverse impact on our operating results and working capital. Although the levels of inventory we carry in any period reflect inventory required to support new program ramps and business growth, inventory levels are also impacted by demand volatility and significant product mix changes, including late changes from customers. In the past, materials constraints from suppliers also negatively impacted our inventory levels. We may not be able to return or re-sell excess inventory resulting from these factors, or we may be required to hold such inventory for a period of time, any of which may result in higher working capital needs (offset in part by customer cash deposits), and/or a requirement to record additional (and higher-than-typical) reserves for excess or obsolete inventory. Order cancellations and delays could also lower our asset utilization, resulting in higher levels of unproductive assets, lower inventory turns, and lower margins. See "Our products and services involve inventory risk."
We are dependent on our customers' ability to compete and succeed in the marketplace using products we manufacture and services we provide.
Our operating results are highly dependent upon the ability of our customers (both our traditional OEM and hyperscaler customers) to compete and succeed in the marketplace using products we manufacture and services we provide. Factors that may adversely affect our customers include: rapid changes in technology (including evolving AI technologies); evolving industry standards; seasonal demand; their failure to successfully market, and/or a lack of widespread commercial acceptance of, their products and services; supply chain issues; the emergence of substitutes for products and services; dramatic shifts in demand which may cause them to lose market share or exit businesses; recessionary periods in our customers' markets; short product lifecycles resulting from continuous improvements in products and services, commoditization of certain products, changes in preferences by end customers, and the emergence of new entrants or competitors with disruptive products, services, or new business models. For example, competition from lower‑cost and open‑source AI models, together with rapid advances in model efficiency, may reduce user switching costs, increase price sensitivity, and limit our customers' ability to maintain or improve pricing for their AI‑related products and services. If technologies or standards supported by our customers' products and services or their business models become obsolete, are delayed due to regulatory certification, fail to gain widespread acceptance or are canceled, our business would be adversely affected. Certain of our customers have experienced, and may in the future experience, severe revenue erosion, pricing, margin and cash flow pressures, and excess inventories that, in turn, have adversely affected (and in the future may adversely affect) our operating results. See also "The future development and adoption of AI and the deployment of data center infrastructure are uncertain and depend on the availability and cost of critical inputs (including power and water), which could materially affect demand for our products and services and our operating results."
Our exposure to financially troubled customers or suppliers has and may continue to adversely affect our financial results.
When our customers experience financial difficulty, we have difficulty recovering amounts owed to us by these customers, or demand for our products and services from these customers sometimes declines. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. When one or more of our customers become insolvent or otherwise are unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition are adversely affected. Such adverse effects have in the past and could in the future include any one or more of the following, among others: an increase in our provision for credit losses, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding.
We are dependent on third parties to supply certain materials, and our results were negatively affected by the availability of such materials in the past and may be negatively affected by the quality, availability and cost of such materials in the future.
The purchase of materials and electronic components represents a significant portion of our costs to deliver our manufactured products. Some of these components have in the past and could in the future be rationed in response to supply shortages. Changes in forecasted volumes or in our customers' requirements can also negatively affect our ability to obtain components. We work with our suppliers and customers to attempt to ensure continuity in the supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production in response to the availability of the critical components.
Materials shortages or other issues affecting timely access to these materials (which often occur in our industry) may impact our ability to successfully complete a program. Factors that may cause or contribute to such materials shortages or supply issues include: supplier or manufacturer delays or failures to provide components, supplies or equipment as required; quality or reliability issues at component providers; financial difficulties affecting suppliers' production and ability to supply components; and industry-wide shortages for certain electronic components. Such materials shortages or supply issues could have a significant impact on our operations and on our customers, including: inability to deliver finished products in a timely manner; losses on fixed price contracts due to increased costs for equipment and supplies; having to source items from third parties on less favorable terms; halted or delayed production of a customer's product; claims against us for failure to meet required customer specifications; and carrying higher levels of inventory and extended lead-times. We experienced materials constraints from certain suppliers in prior years, due in part to industry-wide shortages for certain electronic components, resulting in higher than expected levels of inventory. Materials constraints did not have a material impact on our revenues or expenses during recent years. However, they may negatively impact us in the future.
Shortages may also result in increased component prices, which may require price increases in the products and services that we provide. Any increase in our costs that we are unable to recover would negatively impact our margins and operating results. While the prices of principal raw materials are generally not volatile, price increases have resulted from materials shortages in the past. Although we have been successful in offsetting the majority of our increased costs resulting from material shortages, inflation or other factors with increased pricing for our products and services to date, price increases which we cannot recover from our customers may in the future adversely impact our results of operations.
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
The mix of our customers and the type of products or services we provide may have an impact on our financial condition and operating results from period-to-period. For example, a higher concentration of lower-margin programs will have an adverse impact on our operating results in the relevant period. The mix of customers and the products we manufacture from period-to-period is also impacted by, among other things, the pace of technological change, the frequency of customers transferring business among EMS and/or ODM competitors, the constantly changing dynamics of the global economy, the impact of new program wins or program losses or non-renewals, overall demand variability, and limited visibility in technology end markets. See "Our revenue and operating results may vary significantly from period to period." See Item 7, MD&A — "Recent Developments" for a discussion of the impact on our operating results of customer and service mix during 2025. In addition, certain customer agreements require us to provide specific price reductions over the contract term, which negatively impact our financial condition and operating results if they are not offset.
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
Customer relationships with emerging companies may present special risks because we do not have an extensive product or customer relationship history. There is less demonstration of market acceptance of their products making it harder for us to anticipate requirements than with established customers. Our credit risk on these customers, especially in A/R and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to us, are potentially increased.
If we are unable to recruit or retain highly skilled talent in key jurisdictions and within desired timeframes, our business could be adversely affected.
The recruitment of personnel in the EMS and ODM industries is highly competitive. We believe that our future success depends, in part, on our ability to attract and retain highly skilled executive, technical and management talent in the various geographies in which we operate and within desired timeframes. Competitive dynamics, as well as the time required to replace or redistribute responsibilities related to the loss of the services of certain executive, management and technical employees, individually or in the aggregate, could have a material adverse effect on our operations, and there can be no assurance that we will be able to retain their services. Regional competitive dynamics may also impact our ability to retain and acquire talent. Organizational changes may impact our relationships with customers, vendors, and employees, potentially resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in employee productivity. Uncertainties associated with any senior management transitions could lead to concerns from current and potential third parties with whom we do business, any of which could hurt our business prospects. Turnover in key leadership positions within the Company, or any failure to successfully integrate key new hires or promoted employees, may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could have a material adverse effect on our business, operating results, financial results and/or internal control over financial reporting.
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
•customer disengagements, terminations or non-renewal of customer programs, arrangements or agreements;
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
•currency fluctuations; and
•changes in global economic and political conditions and world events, including the impact of events outside of our control.
Increased capital expenditures to expand capacity to support anticipated growth in customer demand may not proceed as anticipated and may increase our fixed‑cost base, constrain liquidity and adversely affect returns.
We anticipate our 2026 capital expenditures to be approximately $1 billion (about 6% of currently anticipated revenue), a significant increase over our historical capital expenditure range of 1.5% to 2.0% of annual revenue, to support expected growth in customer demand, particularly from our hyperscaler customers. Increased capital expenditures raise our fixed‑cost base and future depreciation expenses. Our capital investments may not proceed as anticipated, or we may encounter delays in the timely completion of construction and operationalization of new or expanded assets due to various reasons such as issues with securing required materials, equipment, utilities and labor in a timely manner. We may also experience delays or challenges related to utility, power availability, grid interconnection, supply chain constraints, and other infrastructure or regulatory requirements. Any of these factors could delay the realization of anticipated capacity, increase project costs, or result in assets that are not fully operational when expected. If demand, mix, yield or utilization differ from our expectations, or if customer roadmaps change, ramp milestones are delayed, or expected volumes do not materialize, added capacity may be underutilized and returns on these investments may be lower than expected, and our financial results could be adversely affected. We may need to secure additional financing or reallocate capital resources from other initiatives and our flexibility could be limited by, among others, market conditions, our credit arrangements and other contractual commitments. See "We are dependent on a limited number of customers and end markets and are sensitive to their investment cycles and operating conditions. Revenue decline or loss of any major customer could have a material adverse effect on our operating results, financial position and cash flows", "If we are unable to recruit or retain highly skilled talent in key jurisdictions and within desired timeframes, our business could be adversely affected" and Item 7, MD&A — "Liquidity and Capital Resources."
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
We may also encounter difficulties in ramping and executing new programs. Ramping new programs can range from several months to over a year before production starts, and often requires significant up-front investments and increased working capital. These programs may generate lower margins or losses during and/or following the ramp period, or may not achieve the expected financial performance, due to production ramp inefficiencies, lower than expected volume, or delays in ramping to volume. In addition, our customers may significantly change these programs, or cancel them altogether, due to decreases in their end-market demand or in the actual or anticipated success of their products in the marketplace. We may incur additional ramping costs as we further expand our business and ramp new programs. There can be no assurance that our increased investments will benefit us or result in business growth. As we pursue opportunities in new markets or technologies, we may encounter challenges due to our limited knowledge or experience in these areas. In addition, the success of new business models or programs depend on a number of factors including: understanding the new business or markets; timely and successful product development; market acceptance; the effective management of purchase commitments and inventory levels in line with anticipated demand; the development or acquisition of appropriate IP and capital investments, to the extent required; the availability of materials in adequate quantities and at appropriate costs to meet anticipated demand; and the risk that new offerings may have quality or other defects in the early stages of introduction. Any of these factors could prevent us from realizing the anticipated benefits of growth in new markets or technologies, which could materially adversely affect our business and operating results.
As part of our strategy to enhance our end-to-end service offerings, we continue to expand our design, engineering and manufacturing capabilities. Providing these services has exposed and may continue to expose us to different or greater potential risks than those we currently face. Our design services require significant investments in R&D, technology licensing, testing and tooling equipment, patent applications and talent recruitment. Our margins may be adversely impacted if we incur higher than expected investment costs, or if our customers are not satisfied with our progress, or do not approve our completed designs. In addition, our design activities often require the purchase of inventory for initial production runs before we have a firm purchase commitment from a customer. Furthermore, we face increased competition with respect to these offerings, as well as the recruitment of talent for our HPS business, from companies providing similar services. As we continue to grow our HPS business globally to increase capacities and capabilities for network resilience, costs required to support our design and engineering capabilities are expected to increase and may adversely impact our profitability. In addition, some of the products we design and develop must satisfy safety and regulatory standards and/or receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our revenues, profitability and reputation.
There can be no assurance that our expansion into new markets or new business will be successful, or that we will achieve the anticipated benefits. In addition, there is no assurance that we will find suitable new acquisition targets, that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that we will be able to fund any such acquisitions with existing cash resources or through financing provided by external lenders. We may be unable to obtain additional capital required on terms acceptable to us or at all. If we are unable to consummate an acquisition we have deemed desirable, we may not be able to implement our intended business plan, which could adversely affect our business, results of operations and financial condition. In addition, we have incurred and may continue to incur costs to support our pursuit of acquisitions and/or other strategic opportunities, which may adversely impact our operating results, and may not result in the consummation of any such transactions. See "We have incurred third-party debt for which our debt service requirements may reduce our ability to fund future acquisitions and/or capital expenditures, and may have other adverse impacts on our business."
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
Our operations and those of our customers, component suppliers and/or our logistics partners may be disrupted by global or local events outside our control, including: fires and related disruptions; political instability; increased political tension between countries (including increased tensions between U.S. and other countries and between mainland China and Taiwan); geopolitical dynamics; terrorism; armed conflict (including the Russia/Ukraine conflict and the conflicts in the Middle East area (Middle East Conflicts)); labor or social unrest; criminal activity; disease or illness or other widespread health concerns, pandemics, epidemics or outbreaks of illness that affects local, regional, national or international economies; natural disasters and unusually adverse weather conditions, such as hurricanes, tornados, other extreme storms, wildfires, droughts and floods; cybersecurity incidents (see "Our operations and our customer relationships may be adversely and materially affected by disruptions to our IT systems, including disruptions from cybersecurity breaches of our IT infrastructure"); and other risks present in the jurisdictions in which we, our customers, our suppliers and/or our logistics partners operate. Our production operations are also subject to energy, power and water dependencies, including upgrades to manufacturing capabilities and power enhancements at certain facilities, permitting and infrastructure constraints, utility supply interruptions, and severe weather and grid reliability issues. Any of these factors could affect ramp timing at our manufacturing sites, increase our operating costs, or limit capacity utilization, which could adversely affect our business and results of operations. These types of risks and events could disrupt operations at one or more of our sites or those of our customers, component suppliers and/or our logistics partners, with the impact of the event potentially magnified in areas where we or they have multiple facilities in close proximity. These events could also lead to higher costs or supply shortages, and may disrupt the delivery of components to us or our ability to provide finished products or services to our customers, any of which could (and in the case of materials constraints, did in the past and may in the future) adversely affect our operating results materially. In addition, some of our facilities possess certifications or unique equipment necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities as a result of the foregoing events or otherwise, it may be impractical or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications or equipment could adversely affect our ability to provide products and services to our customers, and potentially have a negative affect on our relationships and financial results. Although we carry insurance to cover damage to our sites and interruptions to our operations, including those that may occur as a result of natural disasters such as flooding, earthquakes or other events described above, our insurance policies are subject to deductibles, coverage limitations and exclusions, and may not provide adequate (or any) coverage for the foregoing risks or events, and any claims could adversely affect insurance premiums.
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
The foregoing events have had and may in the future have an adverse impact on the U.S. and global economy in general, and on consumer confidence and spending, which may adversely affect our revenue and financial results. Such events could increase the volatility of the market price of our securities and may limit the capital resources available to us and/or our customers and suppliers. Also see "We continue to operate in an uncertain global economic and political environment," "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," "Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance," and "Geopolitical uncertainty and conflicts may adversely affect our business, financial condition and results of operations."
We rely on a variety of contracted or common carriers to transport raw materials and components from our suppliers to us, and to transport our products to our customers. The use of contracted or common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs; hijacking and theft resulting in lost shipments; delivery delays resulting from port congestion and labor shortages and/or strikes; and other factors beyond our control. Although we attempt to mitigate our liability for any losses resulting from these risks through the use of multiple carriers and modes of transport, as well as insurance, any costs or losses relating to shipping or shipping delays that cannot be mitigated, avoided or passed on to our customers could reduce our profitability, require us to manufacture replacement products or damage our relationships with our customers. Although in the past we have incurred some increased shipping expenses and delays in connection with geopolitical conflicts, such increases and delays have not been significant to date. However, there can be no assurance that this will continue to be the case.
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
We continuously work to improve our productivity, quality, delivery performance and flexibility through various operational initiatives. Implementation of these initiatives, however, presents a number of risks, including: (i) failure to achieve anticipated margin improvements from such actions; (ii) actual or perceived disruption of service or reduction in service levels to customers; (iii) potential adverse effects on our internal control environment with respect to general and administrative functions during transitions resulting from such initiatives; (iv) actual or perceived disruption to suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner; (v) diversion of management attention from ongoing business activities and strategic objectives; and (vi) failure to retain key employees. Because of these and other factors, we cannot predict whether we will fully realize the purpose and anticipated benefits or cost savings of these initiatives and, if we do not, our business and results of operations may be adversely affected. Furthermore, adverse changes to our business may require additional restructuring or reorganization activities in the future. See "We have incurred restructuring charges in the past, and expect to incur further restructuring charges in the future; we may not achieve some or all of the expected benefits from our restructuring activities, these activities may adversely affect our business, and additional restructuring actions may be required once currently-contemplated actions are complete."
Adoption, integration and use of AI in manufacturing and service offerings and in certain of our internal processes may present regulatory, ethical, data and cybersecurity risks and result in reputational harm or liabilities.
We have incorporated and may in the future further incorporate various types of AI into our manufacturing and service offerings and certain of our internal processes. As with many developing technologies, AI presents risks and challenges, and may result in unintended consequences. Deficiencies or other failures of AI systems could subject us to competitive harm, regulatory action, penalties, legal liability or brand or reputational harm. AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including, among others, potential liability for breaching IP or privacy laws and regulations. While laws and regulations applicable to AI are emerging and evolving, these legal frameworks remain uncertain and they may be inconsistent from jurisdiction to jurisdiction, and compliance may require changes, updates or modifications to systems, processes and controls, and could increase costs. We may not always be able to properly respond to these legal frameworks, and our obligation to comply with them could entail significant costs, negatively affecting our business and/or materially limiting our ability to incorporate certain AI capabilities into our processes and solutions.
Additionally, while we aim to use AI ethically and attempt to identify and mitigate associated ethical or legal issues, we may be unsuccessful in identifying or resolving ethical or legal issues presented by the use of AI. Using AI to support business operations may carry inherent risks related to IP, data privacy and security, such as intended or unintended transmission of personal data or proprietary or sensitive information, as well as challenges related to implementing, integrating, and maintaining AI tools. See also "Our operations and our customer relationships may be adversely and materially affected by disruptions to our IT systems, including disruptions from cybersecurity breaches of our IT infrastructure." Furthermore, inaccurate, biased or harmful outputs, or misuse by third parties, could lead to reputational harm, operational disruption, customer disputes, or regulatory scrutiny.

We may encounter integration and other significant challenges with respect to our acquisitions and strategic transactions which could adversely affect our operating results.
We have expanded and may continue to expand our network, capabilities and presence in new regions and end markets through acquisitions and/or strategic transactions, including multi-year "operate-in-place" arrangements, where we manage certain production, assembly or other services for customers directly from their locations, acquire their inventory, equipment and/or other assets, hire their employees, and lease or acquire their manufacturing sites. Potential challenges related to these acquisitions and transactions include: integrating acquired operations, systems and businesses (which may include transferring production from acquired operations to our existing network, or downsizing or closing acquired locations, in each case to obtain anticipated operational synergies); meeting customers' expectations as to volume, product quality and timeliness; supporting legacy contractual obligations; retaining customer, supplier, employee or other business relationships of acquired operations; addressing unforeseen liabilities of acquired businesses; limited experience with new technologies and markets; failure to realize anticipated benefits, such as cost savings and revenue enhancements; failure to achieve anticipated business volumes or operating margins; valuation methodologies not accurately capturing the value of the acquired business; the effects of diverting management's attention from day-to-day operations to matters involving the integration of acquired businesses; incurring potentially substantial transaction costs associated with these transactions; increased burdens on our staff and on our administrative, internal control and operating systems, which may hinder our legal and regulatory compliance activities; overpayment for an acquisition; and potential impairments resulting from post-acquisition deterioration in, or reduced benefit from, an acquired business. While we often obtain indemnification rights from the sellers of acquired businesses, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds, and the indemnitors may not have the ability to financially support the indemnity. Any of these factors may prevent us from realizing the anticipated benefits of an acquisition, including additional revenue, operational synergies, and/or economies of scale. Any delay or failure to realize the anticipated benefits of acquisitions may adversely affect our business and operating results and may require us to write-down the carrying value of any related goodwill and intangible assets in periods subsequent to the acquisitions. Acquisitions may also involve businesses we are not familiar with, and expose us to additional business risks that are different than those we have traditionally experienced or anticipated at the time of acquisition.
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
Climate and weather-related risks could adversely affect our business, results of operations and financial condition.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases (GHGs) in the atmosphere has, and will continue to, cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions could, among other things, impair our production capabilities, disrupt the operation of our supply chain, and impact our customers and their demand for our services. There are inherent climate and weather related risks regardless of where we conduct our business. Climate and weather-related events could negatively impact any of our locations or the locations of our customers, and may cause us to experience work stoppages, project delays, financial losses and/or additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses. As a result, the effects of climate and weather related risks could have a long-term material adverse impact on our business, results of operations and financial condition. See "Our operations have been and could continue to be adversely affected by events outside our control," and "Our business and operations could be adversely impacted by sustainability initiatives."
Risks Related to Our Industry
The future development and adoption of AI and the deployment of data center infrastructure are uncertain and depend on the availability and cost of critical inputs (including power and water), which could materially affect demand for our products and services and our operating results.
Recent investments in AI infrastructure by hyperscalers and other data center customers have increased demand for certain products in our CCS segment, including our HPS business. However, the long‑term trajectory of AI adoption and related data center deployment is uncertain and may be affected by a variety of factors outside our control, including rapid changes in technology and customer AI roadmaps; evolving regulatory developments (including export controls and other AI-related measures) that increase our customers’ costs or restrict their AI activities; constraints on specialized components and data center capacity; and the availability, timing, reliability and price of critical utilities. Adverse developments in any of these areas could cause our cloud-based and other service provider customers, including hyperscalers and OEM customers, to delay, reduce or cancel programs, which could adversely impact demand for our products and services, as well as our revenue growth and operating results.

AI‑driven, high‑density deployments require predictable access to power and adequate water and cooling capacity. Data center developers and operators may experience constraints arising from: generation, transmission and distribution capacity; longer lead times for grid interconnections and utility upgrades; siting and permitting limitations; evolving policy requirements (including mandates or targets relating to renewable energy sourcing); and increased utility or compliance costs. These constraints can lead to deployment deferrals, smaller‑scale builds, or lower utilization of installed infrastructure. If our customers encounter such constraints, they may defer or scale back data center expansions or adjust their capital expenditure priorities in AI infrastructure, which could in turn reduce orders for the products we design and/or manufacture, delay program ramps or result in cancellations. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations. See "We are dependent on a limited number of customers and end markets and are sensitive to their investment cycles and operating conditions. Revenue decline or loss of any major customer could have a material adverse effect on our operating results, financial position and cash flows" and "We are dependent on our customers' ability to compete and succeed in the marketplace using products we manufacture and services we provide."
We operate in an industry comprised of numerous competitors and aggressive pricing dynamics.
We operate in a highly competitive industry. Our competitors include large global EMS companies, ODMs that specialize in providing internally-designed products and manufacturing services, smaller EMS companies that often have a regional, product, service or industry-specific focus, as well as component and sub-system suppliers, distributors and/or systems integrators. In addition, our HPS offering may compete with our traditional OEM customers' hardware offerings. Offering products or services that compete with the offerings of our customers may negatively impact our relationship with, or result in a loss of business from, such customers. We face indirect competition from current and prospective customers who decide to manufacture products internally, or in-source previously outsourced business. In addition to the foregoing, we face competition from distribution and logistics providers expanding their services across the supply chain.
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
Many of the markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development, and we cannot assure that we will maintain or develop the capabilities required by our customers in the future. The emergence of new technologies (including evolving AI technologies), industry standards or customer requirements may render our equipment, designs, inventory or processes obsolete or noncompetitive. In addition, we may have to invest in new processes, capabilities or equipment to support new technologies used in our customers' current or future products, and to support their supply chain processes. Additionally, as we expand our service offerings or pursue business in new markets where our experience may be limited, we may be less effective in adapting to technological change. Our manufacturing, engineering, supply chain processes, and test development efforts and design capabilities may not be successful due to rapid technological shifts in any of these areas. The acquisition and implementation of new technologies and equipment and the offering of new or additional services to our customers may require significant expense or capital investment, which could reduce our operating margins and adversely affect our operating results. If we fail to anticipate or adapt to our customers' changing technological needs and requirements, or if we are unable to hire and retain sufficient personnel and maintain our engineering, technological and manufacturing expertise, our business, financial condition and results of operations could be materially and adversely affected.
Various industry-specific standards, qualifications and certifications are required to produce certain types of products for our customers. Failure to obtain or maintain these certifications may adversely affect our ability to maintain existing levels of business or win new business.
The semiconductor industry is cyclical and volatile in nature.
The semiconductor industry is cyclical and from time to time experiences economic downturns, often in connection with, or in anticipation of, maturing product cycles or a decline in general economic conditions. These downturns are characterized by diminished product demand, lower volumes and rapid erosion of average selling prices, resulting in revenue erosion, production overcapacity, and excess inventories. The timing, length and volatility of these cycles are difficult to predict. The quick onset of demand changes, as well as the high level of fixed costs associated with this business, exacerbate the adverse impact of these downturns on our margins, cash flow, and our ability to grow our revenue, and may increase the variability of our operating results from period to period.
Risks Related to the International Nature of our Business
We continue to operate in an uncertain global economic and political environment.
Concerns over global economic conditions, financial markets, geopolitical issues, energy costs, inflation, and the availability and cost of credit, have contributed to increased global economic and political uncertainty. The political environment in the U.S., tensions between the U.S. and other countries, the continuing Russia/Ukraine conflict, Middle East Conflicts, and increased tensions between mainland China and Taiwan, have contributed to such uncertainty. All of the foregoing factors are outside of our control. See "Our operations have been and could continue to be adversely affected by events outside our control," "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," and "Geopolitical uncertainty and conflicts may adversely affect our business, financial condition and results of operations." Uncertain global economies have adversely impacted, and may continue to unpredictably impact, currency exchange rates. See "We are exposed to translation and transaction risks associated with foreign currency exchange rate fluctuations; hedging instruments may not be effective in mitigating such risks." Financial market instability may result in lower returns on our financial investments, and lower values on some of our assets.
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
A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may adversely affect our future revenue and limit our growth prospects.
Because we generate a portion of our revenue from contracts with the U.S. government and its contractors, our results of operations could be adversely affected by relevant spending caps or changes in budgetary priorities, as well as by delays in the budget process, program starts, or the award of contracts or orders. U.S. government spending levels for defense-related and other programs may decrease or fluctuate in future periods, including as a result of budgetary constraints, spending cuts, and/or uncertain funding of programs. Spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of particular defense-related programs, or significant budget-related delays in contract or task order awards for programs could adversely affect future revenue and limit growth prospects in certain of our business.
Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance.
We have sites in the following countries: Canada, the U.S., China, Ireland, Japan, Laos, Malaysia, Mexico, Romania, Singapore, South Korea, Spain, Indonesia, Philippines, India and Thailand. During 2025, approximately 80% of our revenue was produced at locations outside of North America. Components and raw materials are sourced globally, with a majority of electronic components originating from countries in Asia.
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
•global economic, political and/or social instability, including armed conflict and military actions, protectionism and reactive countermeasures, economic or other sanctions or trade barriers;
•potential restrictions on the transfer of funds and/or other restrictive actions by foreign governments;
•the effects of terrorist activity;
•natural disasters, fires and widespread health concerns, pandemics, epidemics or outbreaks of illness; and
•global currency fluctuations.
Any of the foregoing risks could disrupt the supply of our components or materials, slow or stop our production, and/or increase our costs. Although in the past we have incurred some increased shipping expenses and delays in connection with geopolitical conflicts, such increases and delays have not been significant to date. However, there can be no assurance that this will continue to be the case. Compliance with trade and foreign tax laws may increase our costs and actual or alleged violations of such laws could result in enforcement actions or financial penalties that could result in substantial costs. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments, and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and penalties. In addition, the introduction or expansion of certain social programs in foreign jurisdictions may increase our costs, and certain supplier's costs, of doing business.
In particular, a portion of our manufacturing, design and support operations are conducted in our facilities in China. Our business, financial condition and results of operations may be adversely affected by economic, political, legal, regulatory, competitive and other factors in China. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector and engineers in our design centers, due to the intensely competitive and fluid market for labor, and the retention of adequate talent is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected.
In addition, international trade disputes with China have resulted in increased tariffs and other measures that have, and may continue to, adversely affect the Company's business. Our Capital Equipment business and our CCS segment have been in prior periods and may continue to be negatively impacted by U.S. technology/data export controls, including controls on cross-border technology/data access, with respect to China and other countries, and China's policy supporting its private sector businesses. More generally, changes to, among other things, laws or policies in the U.S. regarding foreign trade, import/export duties and controls, tariffs or taxes, manufacturing and/or investments, or other events outside of our control, could materially adversely affect our U.S. and foreign operations. See "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition," and "Our operations have been and could continue to be adversely affected by events outside our control."
Geopolitical uncertainty and conflicts may adversely affect our business, financial condition and results of operations.
Hostilities or armed conflicts (including the Russia/Ukraine conflict and the Middle East Conflicts), or any related interruption or curtailment of trade or transport among the countries where our and our customers' facilities are located, could adversely affect our business, financial condition and results of operations. Further, political, economic and military instability in these or other regions could lead to an increase in cyberattacks and disruptions and instability in global markets (including increases in inflation rates, increases in energy prices and adverse effects on currency exchange rates and financial markets), supply chains and industries that could negatively impact our business, financial condition and results of operations. Although the impact of geopolitical conflicts on our supply chain has not been significant to date, we cannot assure that this will continue to be the case. Further, tensions between mainland China and Taiwan have escalated in recent periods. Geopolitical developments in China-Taiwan relations, or conflict between China and Taiwan could disrupt our supply chain for semiconductors and other electronic components or the operations of our suppliers, limit access to key ports, and/or result in potential international sanctions, any of which could adversely affect our results of operations or increase our costs. Any such disruptions may also magnify the impact of other risks described in this "Risk Factors" section.
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
Although our functional currency is the U.S. dollar, currency risk on our income tax expense arises as we are generally required to file our tax returns in the local currency for each particular country in which we have operations. A weakening of the local currency against the U.S. dollar could have a negative impact on our income taxes payable (related to increased local-currency taxable profits) and on our deferred tax costs (primarily related to the revaluation of non-monetary foreign assets from historical average exchange rates to the period-end exchange rates). See note 18 to the 2025 AFS included herein. While our hedging program is designed to mitigate currency risk vis-à-vis the U.S. dollar, we remain subject to taxable foreign exchange impacts in our translated local currency financial results relevant for tax reporting purposes.
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
Financial Risks
Deterioration in financial markets or in the macro-economic environment may adversely affect our ability to raise funds or increase the cost of raising funds.
Our ability to borrow or raise capital, or refinance or increase our third-party indebtedness may be impacted if financial markets are unstable. Disruptions in the capital and credit markets could adversely affect our ability to draw on our revolver (or any successor or additional facility), or our ability to sell desired amounts of A/R under our A/R sales program or customer supplier financing programs. Our access to funds under our credit facility (or any successor or additional facility) will be dependent on the ability of our senior lenders to meet their funding commitments. They may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding sources can be arranged. Such measures could include deferring our planned capital expenditure investments and reducing or eliminating discretionary uses of cash.
Volatility in energy and commodity prices may negatively impact our operating results.
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
If a key supplier, or any company within such supplier's supply chain, experiences financial or other difficulties, such difficulties may affect their ability to supply us with materials, components or services, which could halt or delay the production of a customer's products, and/or have a material adverse impact on our operations, financial results, and customer relationships. In addition, our ability to collect outstanding A/R depends, in part, on the financial strength of our customers. At December 31, 2025, we had two customers (in our CCS segment) that individually represented 10% or more of total A/R (December 31, 2024 — one customer in our CCS segment). If a customer bankruptcy occurs, our profitability may be adversely impacted if affected A/R are in excess of our allowance for credit losses, and our future revenues could also be adversely impacted. Inability to collect A/R and/or the loss of one or more major customers could adversely impact our operating results, financial position and cash flows. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for description of our credit risks. We cannot reasonably determine the extent to which a customer or supplier may have financial difficulties, or whether we will be required to adjust customer pricing, payment terms and/or the amounts we pay to suppliers for materials and components.
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
Any significant use of cash (for future acquisitions or otherwise) would adversely impact our cash position and liquidity. In addition, we may choose to issue debt securities or otherwise incur additional debt to fund future acquisitions or otherwise fund our operations. Any additional incurrence of debt (either through the issuance of debt securities or through a new or refinanced credit facility) would increase our debt leverage and debt service requirements (necessitating the use of additional cash flow for this purpose), may reduce our debt agency ratings, may further adversely impact our ability to fund future acquisitions and/or capital expenditures, may impose additional restrictions on our operations, and may have a variety of additional adverse effects, including, but not limited to, those described in "We have incurred third-party debt for which our debt service requirements may reduce our ability to fund future acquisitions and/or capital expenditures, and may have other adverse impacts on our business." To the extent we sell equity or convertible debt securities, the issuance of these securities (the pricing of which would be subject to market conditions at the time of issuance) could result in material dilution to our stockholders. Sales of our equity securities or convertible debt, or the perception that these sales could occur, could also cause the market price for our Common Shares to fall, and new securities could have rights, preferences and privileges senior to the holders of our Common Shares.
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
We conduct business operations in a number of countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our income tax expense could increase significantly if certain tax incentives from which we benefit are retracted. A retraction could occur if we fail to satisfy the conditions on which these tax incentives are based, or if they are not renewed or replaced upon expiration. Our income tax expense could also increase if tax rates applicable to us in such jurisdictions are otherwise increased, or due to changes in legislation or administrative practices. Changes in our outlook in any particular country could impact our ability to meet the required conditions. See Item 7, MD&A — "Operating Results — Income taxes and tax contingencies" and note 17 and 20 to the 2025 AFS included herein for a discussion of our existing tax incentives, and challenges to our Romanian and Thailand tax positions.
We develop our tax filing positions based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions currently in effect in the jurisdictions in which we have assets or conduct business, all of which are subject to change or differing interpretations, some of which with retroactive effect. In addition, the Organization for Economic Cooperation and Development continues to issue guidelines and proposals related to Pillar Two (global minimum tax) legislation in Canada which may result in further legislative changes that could negatively impact our effective tax rate. We cannot predict the outcome or timing of any specific legislative proposals or initiatives, and we cannot provide assurance that any such legislation or initiative will not apply to us. In addition, we cannot assure that operational adjustments will be sufficient to mitigate the impact of such legislation, in part or at all. Legislation or other changes in U.S. and/or international tax laws, treaties or regulations, or their interpretation or enforcement, could become more stringent which could increase our tax liability or adversely affect our overall profitability and results of operations.
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
Tax authorities in certain jurisdictions are adopting increasingly assertive enforcement approaches and conducting broader examinations of both direct and indirect taxes. They may oppose the judgments we make and challenge the positions we have taken in current or prior periods and outcomes may differ materially from our estimates. As a result, we could face additional assessments of tax, interest and penalties that exceed our provisions. The timing and ultimate resolution of examinations are inherently uncertain and can take many years; in some cases, we may be required to pay, secure or otherwise fund disputed amounts while we pursue administrative or judicial remedies. Any of these developments could adversely affect our liquidity, cash flows, effective tax rate and results of operations. See also Item 7, MD&A "Operating Results — Income taxes and tax contingencies".
We are also subject to tax audits in various jurisdictions, which could result in additional tax expense in future periods related to prior results. Any such increase in our income tax expense and related interest and/or penalties could have a significant adverse impact on our future earnings and future cash flows. The successful pursuit of assertions made by any tax authority could result in our owing significant amounts of tax, interest, and possibly penalties. We believe that adequate amounts have been accrued in accordance with GAAP (ASC 740 Income Taxes) for any adjustments to the income tax expense or other tax items that may ultimately result from these examinations. However, there can be no assurance as to the final resolution of any claims and any resulting proceedings. If any claims and any ensuing proceedings are determined adversely to us, the amounts we may be required to pay could be material, and in excess of amounts accrued.
At December 31, 2025, approximately 80% of our cash and cash equivalents were held by foreign subsidiaries outside of Canada. We have repatriated and expect to continue repatriating funds from our foreign subsidiaries. Repatriation of certain foreign funds could result in additional tax liabilities under current tax laws. We have recorded tax liabilities in our consolidated financial statements for the anticipated repatriations in the foreseeable future.
We have incurred restructuring charges in the past, and expect to incur further restructuring charges in the future; we may not achieve some or all of the expected benefits from our restructuring activities, these activities may adversely affect our business, and additional restructuring actions may be required once currently-contemplated actions are complete.
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
Our credit ratings may be downgraded.
Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect the opinions of the ratings agencies of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve or maintain a particular rating in the future, which could place us at a disadvantage compared to our competitors and prevent us from taking actions that could benefit us in the long term. Any negative change in our credit ratings or outlook may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all. We may not be able to obtain financing arrangements on acceptable terms or in amounts sufficient to meet our needs in the future, which could harm our ability to grow our business, internally or through acquisitions.
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
We have incurred third-party debt for which our debt service requirements may reduce our ability to fund future acquisitions and/or capital expenditures, and may have other adverse impacts on our business.
Our outstanding indebtedness, together with the mandatory prepayment provisions of our credit facility, require us to dedicate a portion of our cash flow to make interest and principal payments on such indebtedness, thereby limiting the availability of our cash flow for other purposes, and may reduce our ability to fund future acquisitions and/or capital expenditures. Such indebtedness (which may increase if we are unable to sell desired amounts under our uncommitted A/R sales program or supplier financing programs) may also: require us to pursue additional term financing for potential acquisitions and/or future capital expenditures, which may not be available on acceptable terms or at all; limit our ability to obtain additional financing for working capital, business activities, and other general corporate requirements; limit our ability to refinance our indebtedness on terms acceptable to us or at all; limit our flexibility to plan for and adjust to changing business and market conditions; and increase our vulnerability to general adverse economic and industry conditions. In addition, such indebtedness could have a variety of other adverse effects, including: (i) default and foreclosure on our assets if we have insufficient funds to repay the debt obligations; (ii) acceleration of such indebtedness or cross-defaults if we breach financial or other covenants under applicable debt agreements and such breaches are not waived; (iii) increased vulnerability to adverse changes in competitive conditions or government regulation; (iv) other disadvantages compared to our competitors who have less debt; and (v) negatively impact on our credit ratings (see "Our credit ratings may be downgraded"). Our credit facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount.
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
We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (GAAP). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net earnings during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a material change to our estimates and could impact our future operating results.
Legal/Regulatory Risks
We may not adequately protect our IP or the IP of others.
We believe that certain of our proprietary IP rights and information provide us with a competitive advantage. Accordingly, we take steps to protect this proprietary IP information, including obtaining patents to safeguard our IP, entering into non-disclosure agreements with customers, suppliers, employees and other parties, and by implementing security measures. However, these measures may not be sufficient to prevent or detect the misappropriation or unauthorized use or disclosure of our IP or information. We also conduct business in some countries where the extent of effective legal protection for IP rights is uncertain. Even if we have IP rights, there is no guarantee that such rights will provide adequate protection of items we consider to be proprietary. We may also be required to compromise protections or yield rights to technology, data or IP in order to conduct business in or access markets in certain jurisdictions, either through formal written agreements or due to legal or administrative requirements in the host nation. If we are not able to protect our IP rights, our business, financial condition and results of operations may be adversely affected.

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
The policies and legislation of the U.S. administration have created, and may continue to create, uncertainty regarding trade agreements and free trade generally, and have resulted in and may result in further significant new increases in country‑specific "reciprocal" tariffs on goods imported into the U.S. from specified countries, certain of which have imposed, and may continue to impose, retaliatory tariffs and non‑tariff measures. These actions, and/or other governmental actions related to tariffs or international trade agreements, have in the past increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition.

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

Given the uncertainty regarding the scope and duration of these (or further) trade and export actions, whether trade tensions will escalate further, and whether our customers will continue to bear the cost of the tariffs and/or avoid such costs by insourcing or shifting business to other providers, their impact on the demand for our services, our operations and results for future periods cannot be currently quantified, but may be material.

In addition, we cannot predict whether new U.S. laws will be passed or new regulatory proposals will be adopted, if any (or whether current laws or regulations will be rolled back), or the effect that such events may have on the economy and/or our business. However, changes in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade and exports, taxes, manufacturing, clean energy, the healthcare industry, AI technologies, development and investment in the jurisdictions in which we and/or our customers or suppliers operate, could materially adversely affect our business, results of operations and financial condition. See "We are subject to the risk of increasing income and other taxes, tax audits, and the challenges of successfully defending our tax positions, and obtaining, renewing or meeting the conditions of tax incentives and credits, any of which may adversely affect our financial performance."
There may be issues with the products we design or manufacture that could result in liability/warranty claims against us, which may reduce demand for our services, damage our reputation, and/or cause us to incur significant costs.
In most of our sales contracts, we provide warranties against defects or deficiencies in our products, services, or designs. We generally design and manufacture products to our customers' specifications, many of which are highly complex, and include products for regulated industries, such as HealthTech and A&D. The customized design solutions that form a part of our HPS offering also subject us to the risk of liability claims if defects are discovered or alleged. Despite our quality control and assurance efforts, problems may occur or be alleged, in or resulting from the design and/or manufacture of these products. Whether or not we are responsible, issues in the products we design and/or manufacture, or in products which include components we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes or a component defect, may result in increased costs to us, as well as delayed shipments to our customers, and/or reduced or canceled customer orders. These potential claims may include damages for the recall of a product and/or injury to person or property, including consequential and/or punitive damages.

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
In addition to government regulations and industry standards, our customers may require us to comply with their own policies and standards related to climate and weather-related risks, social responsibility, conflict minerals, quality or other business policies or standards, which may be more restrictive than current laws and regulations and our pre-existing policies. Such policies or standards may be customer-driven, established by the industries in which we operate, or imposed by third party organizations.
Compliance or the failure to comply with governmental laws, regulations, and obligations could be costly and may negatively impact our financial performance.
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
Even where compliance responsibility rests primarily with our customers, they may request our assistance in meeting their obligations. Our customers remain focused on issues such as waste management (including recycling), climate and weather-related risks (including the reduction of carbon emissions) and product stewardship, and expect their EMS providers to be environmental leaders. We strive to meet such customer expectations, although these demands may extend beyond our regulatory obligations and require significant investments of time and resources to attract and retain customers.
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
We provide engineering and manufacturing related services to our customers in the A&D business. As part of these services, we are subject to substantial regulation from government agencies including the U.S. Department of Defense (DOD) and the U.S. Federal Aviation Administration. Our A&D sites are certified in quality management standards applicable to the A&D industry. Failure to comply with these regulations or the loss of any of our quality management certifications may result in fines, penalties and injunctions, and could prevent us from executing on current or winning future contracts, any of which may materially adversely affect our financial condition and operating results. In addition to quality management standards, there are several other U.S. regulations with which we are required to comply, including the Federal Acquisition Regulations, which provides uniform policies and procedures for acquisition; the Defense Federal Acquisition Regulation Supplement, a DOD agency supplement to the FAR that provides DOD-specific acquisition regulations that DOD government acquisition officials, and those contractors doing business with DOD, must comply with in the procurement process for goods and services; and the Truth in Negotiations Act, which requires full and fair disclosure by contractors in the conduct of negotiations with the government and its prime contractors. These rules are complex, our performance under them is subject to audit by the U.S. Defense Contract Audit Agency, the U.S. Office of Federal Contract Compliance Programs and other government regulators, and in most cases must be complied with by our suppliers. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including government pre-approval of our government contracting activities, termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable U.S. government supplier. We are also subject to the export control laws and regulations of the countries in which we operate, including, but not limited to, the U.S. International Traffic in Arms Regulations and the Export Administration Regulations.
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
Our customers and channel partners are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Their failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers and channel partners are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs for them and create inefficiencies in our business.
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
Our business and operations could be adversely impacted by sustainability initiatives.
There is an increased focus by foreign, federal, state, provincial and local regulatory and legislative bodies, investors and other stakeholders regarding environmental and corporate responsibility policies relating to climate and weather-related risks, regulating GHG emissions, carbon taxes, emissions trading schemes, sustainability, human rights and inclusion matters, and disclosure regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We expect to experience or be subject to increased restrictions, compliance and assurance costs, recurring investments in data gathering and reporting systems, and legal expenses related to such new or changing legal or regulatory requirements, which could increase our operating costs. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices.
Proposed and existing efforts to address climate and weather-related risks by reducing GHG emissions could directly or indirectly affect our costs of energy, materials, manufacturing, distribution, packaging and other operating costs, which could adversely impact our business and financial results. In addition, governmental bodies are increasingly adopting and proposing additional mandatory climate-related reporting obligations. Complying with any new applicable reporting requirements will require increased corporate, operational, and administrative efforts, and result in increased costs and expenses.
Further, certain investors are placing a greater emphasis on non-financial factors, including sustainability factors, when evaluating investment opportunities. Although we actively manage a broad range of sustainability matters, including the potential impact of our business on the environment, society and matters relating to an inclusive workplace, there can be no certainty that we will manage such issues effectively, or that we will successfully meet society's expectations in this regard. The perception of our operations held by our shareholders, potential investors, suppliers, customers, other stakeholders, or the communities in which we do business may depend, in part, on the sustainability standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external sustainability factors they deem relevant. In addition, notwithstanding our achievements in these regards, the subjective nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to sustainability criteria can result in the perception of negative sustainability factors or a misrepresentation of our sustainability policies and practices. In addition, by electing to set and publicly share our sustainability standards, our business may face increased scrutiny related to sustainability activities. As a result, our reputation could be harmed if we fail to act effectively in the areas in which we report. In addition, our failure to achieve progress on our sustainability policies and practices on a timely basis, or at all, or to meet sustainability criteria set by third parties, could adversely affect our Common Shares price, business, financial performance, or growth.

Risks Related to our Common Shares
The market price of our Common Shares has been volatile.
Volatility in our business can result in significant Common Share price and volume fluctuations. Factors such as changes in our financial estimates or operating results, buy/sell recommendations by securities analysts, the timing of announcements by us, our competitors, customers or vendors concerning significant product developments, acquisitions or financial performance, other events affecting companies in the contract manufacturing and design industry (including EMS and ODM companies), or the markets in which we operate, currency fluctuations, general market fluctuations, macro-economic conditions, general stock market conditions, substantial sales of our Common Shares and/or other external factors may cause the market price of our Common Shares to decline. In addition, if our operating results do not meet the expectations of securities analysts or investors, the price of our Common Shares could decline. Furthermore, the existence of our NCIB may cause our Common Share price to be higher than it would be in the absence of such a program, and repurchases under the NCIB expose us to risks resulting from a reduction in the size of our "public float," which may reduce our trading volume as well as our Common Share price.

There can be no assurance that we will continue to repurchase Common Shares for cancellation.

Although we currently have an NCIB in effect, whether we repurchase Common Shares under such NCIB for cancellation, and the amount and timing of any such repurchases, is subject to the restrictions under our credit facility, capital availability and periodic determinations by our Board that Common Share repurchases are in the best interest of our shareholders and are in compliance with all applicable laws and agreements, among other factors. Any future permitted Common Share repurchases, including their timing and amount, may be affected by, among other factors: our consolidated leverage ratio (as defined in our credit facility); our views on potential future capital requirements for strategic transactions or investments in our operations, including acquisitions; debt service requirements; our credit ratings; changes to our business model; and/or changes to applicable tax laws or corporate laws (including equity buyback taxes enacted in Canada and the U.S.). In addition, the amount we spend and the number of Common Shares we are able to repurchase for cancellation under any NCIB or substantial issuer bid may further be affected by a number of other factors, including the Common Shares we arrange to be purchased by non-independent brokers to satisfy stock-based compensation awards, the price of our Common Shares, blackout periods in which we are restricted from repurchasing Common Shares, and our available liquidity. Our Common Share repurchases may change from time to time, and even if permitted under our credit facility, we cannot provide assurance that we will continue to repurchase Common Shares for cancellation in any particular amounts, or at all. A reduction in or elimination of our Common Share repurchases could have a negative effect on our stock price.

Potential dilution from equity compensation and other share issuances.

We have granted and will continue to grant additional share‑based awards, including stock options, restricted share units, performance share units, director share units and deferred share units, as compensation to attract, retain and incentivize directors and certain employees. Under the terms of these awards and our equity incentive plans, we may settle certain vested awards in cash or in shares. If share-based awards are settled with shares issued from treasury and we do not offset the dilution from these share settlements with share repurchases, the number of outstanding Common Shares will increase, which will dilute our shareholders’ percentage ownership. Furthermore, we may in the future issue equity or convertible securities for purposes other than compensating our employees and directors, including in connection with financings, strategic transactions or acquisitions. Any such future issuances could result in additional dilution to our shareholders. Anti-dilution or adjustment features in outstanding instruments may further increase the number of shares issuable upon conversion or exercise following any such issuances. Any or all of the foregoing could adversely affect the market price of our Common Shares. See also Item 7, MD&A — "Outstanding Share Data", and notes 2(l) and 12 to the 2025 AFS included herein.
General Risk Factors
Negative publicity could adversely affect our reputation as well as our business, financial results and the price of our Common Shares.
Unfavorable media related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects, actions from securities regulators and law enforcement agencies or law suits from aggrieved parties may affect our share price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, and newsletters. Our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlet could damage our reputation and reduce the demand for our products, which would adversely affect our business.
Item 1B.    Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We prioritize the effective management of cybersecurity risks through a strategy focused on identifying, assessing, and responding to cybersecurity vulnerabilities, threats and incidents. Our primary objectives are to safeguard information assets (both data and systems), prevent their misuse or loss, and minimize business disruptions, through a comprehensive cybersecurity program intended to detect, analyze, contain and address cybersecurity risk exposures, threats and incidents.
Our Board has oversight of our strategic and business risk management, including cybersecurity risk management, with support from our Audit Committee (described under “Governance” below). The Audit Committee is responsible for overseeing management's processes designed to identify and evaluate cybersecurity risks to which we are exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.
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
Multidisciplinary Coordination: Our IT Security Team, which includes IT Site Managers, an IT Risk & Compliance Team, a Global Information Security Team and Cybersecurity Incident Managers, has first-line responsibility for our cybersecurity risk management processes, and is responsible for implementing cybersecurity policies, procedures and strategies. This team is led by our Vice President, Security, Infrastructure & Site IT (VP Information Security), who reports to our Chief Information Officer (CIO), who in turn reports to our Chief Operations Officer (COO). The IT Security Team is subject to oversight from several cross-functional teams, including our Executive Leadership Team, our IT Security Council and our Compliance Council. Our IT Security Council, a global IT security strategy team, meets monthly to discuss IT security roadmaps and strategies, control enhancements, compliance matters and customer requirements. Our Compliance Council includes representatives from, among others, our legal, compliance, ethics, internal audit, operations, security, and supply chain teams to assess the Company’s risk exposures and mitigation strategies and policies and meets quarterly to discuss risks, policies and compliance issues, including with respect to cybersecurity.
Internal Audit: Our Internal Audit department performs audits, and our IT Risk and Compliance Team, which reports to the VP Information Security, monitors certain IT systems controls that are integrated into our larger internal control environment.
Cyber Incident Response: We maintain a cross-functional cyber incident response plan with defined roles, responsibilities and reporting protocols, which is evaluated and tested on a regular basis. The Company has a process for employees to report suspected or confirmed cybersecurity threats or incidents. Generally, if a suspected or confirmed breach is identified, a Cybersecurity Incident Manager from the Global Information Security Team is assigned to evaluate and escalate the issue as needed to the VP Information Security. The Company’s response to cybersecurity incidents (which includes prompt steps to protect our systems and information by containing and mitigating the impact of any incident) is managed by the VP Information Security, in consultation with the CIO, and when appropriate, with the CFO, COO, CEO and our Chief Legal Officer. These leaders will assess the materiality of a particular incident (alone or in combination with other factors), and the Chief Legal Officer will determine whether any reporting or notification responsibilities have been triggered. The CEO is responsible for informing our Board and the Audit Committee regarding any significant incidents, and coordinates management’s recommendations concerning materiality.

Continuous Evaluation: We update our information security management system periodically and employ standards and frameworks as we deem necessary to assist us in monitoring compliance with regulatory, industry and evolving data privacy and security requirements. In addition, we monitor our IT systems and processes on an ongoing basis with the goal of identifying and remediating real and potential threats as they arise. We adjust our systems, procedures and policies regularly as we deem necessary in response to identified threats and risks.
Training: Our cybersecurity program includes mandatory awareness training for all employees and contractors upon hire and annually thereafter. These efforts are supplemented by monthly phishing simulations and specialized role-based training tailored to the specific risk profiles of our technical and administrative personnel. Select members of our IT Security Team participate in security training focusing on emergency preparedness and remediation, including annual table top exercises to test our security protocols and response times.
Outside Consultants: Third party experts are engaged to conduct National Institute of Standards and Technology (NIST) CSF (Cyber Security Framework) Assessments to measure the Company’s cybersecurity maturity level, in addition to providing assistance with our cybersecurity risk management and strategy. Other third-party providers provide us with ongoing assistance including threat monitoring, mitigation strategies, and updates on emerging security trends and developments while we have others engaged on retainer to provide targeted assistance forensic expertise as needed.
Monitoring of Third Parties: Our third-party risk management process includes a Third-Party Risk Management Program to perform IT security controls assessments for our third-party suppliers and vendors and measure the IT security rating of Celestica and these entities through an external security rating solution platform. Through this program, our IT Risk and Compliance team assesses, monitors, and mitigates potential cybersecurity risks from our third-party suppliers and vendors. In addition, an external service is used to assess the cybersecurity risk rating of third-party suppliers and vendors.
Certifications: Certain of our manufacturing sites are certified to ISO27001 (an international standard focused on information security), and we continue to perform assessments of our A&D sites and systems that support A&D data under U.S. NIST 800-171 Enhanced Cybersecurity Measures for Government Contractors.
While we have invested, and continue to invest, in the protection of our data and IT infrastructure, we regularly face attempts by others to access our information systems in an unauthorized manner, to introduce malicious software to such systems or both, and while we have not been materially impacted by computer viruses, malware, ransomware, hacking incidents, outages, or unauthorized access to data, we have been (and may in the future be) the target of such events. However, to date, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be likely to materially affect us, please see Item 1A, Risk Factors — “Our operations and our customer relationships may be adversely and materially affected by disruptions to our IT systems, including disruptions from cybersecurity breaches of our IT infrastructure" in this Annual Report.
Governance
As part of its oversight responsibilities, which include the identification of the principal risks of the business and implementation of appropriate systems to manage such risks, the Board devotes significant time and attention to information security and risk management, including cybersecurity, and regulatory compliance, supported by the Audit Committee.
The Audit Committee is responsible for evaluating Celestica’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee’s Mandate also requires it to discuss guidelines, policies and steps to govern the process by which risk assessment and management is undertaken (including risks related to AI, information security, cybersecurity and data protection) and the establishment and management of appropriate systems to manage such risks as they relate to financial reporting integrity and disclosure controls. The Audit Committee reviews cybersecurity risks through quarterly reports from management, and monitors the status of existing information security controls and practices to mitigate the potential risk from evolving cybersecurity threats.
In addition, in accordance with its Mandate, the Board receives a quarterly report from management regarding the principal cyber security risks inherent in the business. These reports address a range of topics, including industry trends, benchmark and assessment reports, information security projects and updates on cyber related metrics, technology modernization, policies and practices, and specific and ongoing efforts to prevent, detect, and respond to internal and external critical threats.
Management’s role:
Our IT Security Team is composed of several support teams (including our IT Site Managers, our Cybersecurity Incident Managers, our Global Information Security Team, and our IT Risk and Compliance Team) that address and respond to cybersecurity risks and incidents, including risks related to security architecture and engineering, identity and access management and security operations. As noted above, our IT Security Team is led by our VP Information Security, who has 16 years of experience in leading global security and compliance functions and strategies and holds several certifications including Certified Information Systems Security Professional (CISSP), Information Systems Security Management Professional (ISSMP), Certified Information Systems Auditor (CISA), Certified in Risk and Information Systems Control (CRISC), and Certified Information Security Manager (CISM). Our CIO has over 20 years of experience in leading security, compliance and digital forensics functions. Collectively, the other members of our IT Security Team have decades of relevant education and experience and maintain a wide range of industry certifications. In addition, we invest in regular, ongoing cybersecurity training for our IT Security Team. Risks are updated by management each quarter, based on findings from external assessments and internal cybersecurity metrics.
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

Item 2.    Properties
The following table summarizes our principal owned and leased properties at February 27, 2026. These sites are used to provide manufacturing, design and engineering and other services with a total of approximately 8.0 million square feet of productive capacity.

Major locations	Estimated square footage (in thousands)	Segment	Owned/Leased	Lease Expiration Dates

Canada(1)	223	ATS/CCS	Leased	2028
Arizona	111	ATS	Leased	2027
California(2)(4)	153	ATS/CCS	Leased	between 2026 and 2030
China(2)	546	ATS/CCS	Owned/Leased	between 2026 and 2028
Georgia(2)	48	CCS	Leased	2026
India(2)	48	CCS	Leased	between 2027 and 2028
Indonesia(2)(3)	221	ATS	Owned/Leased	between 2026 and 2028
Ireland(2)	132	ATS/CCS	Leased	2030
Japan(2)	544	ATS/CCS	Owned/Leased	2026
Laos	114	CCS	Leased	2026
Malaysia(2)(3)	1,635	ATS/CCS	Owned/Leased	between 2026 and 2060
Massachusetts	60	ATS	Owned	N/A
Minnesota	48	ATS	Leased	2032
Mexico(2)	732	ATS/CCS	Leased	between 2027 and 2032
New Hampshire	30	CCS	Leased	2028
Oregon	198	ATS	Leased	2026
Romania	313	ATS/CCS	Owned	N/A
Singapore(2)(3)	138	ATS/CCS	Owned/Leased	between 2026 and 2053
South Korea(2)	208	ATS	Owned/Leased	2026
Spain	109	ATS	Owned	N/A
Texas(4)	673	ATS/CCS	Leased	2032
Thailand(2)(3)(4)	1,695	ATS/CCS	Owned/Leased	between 2026 and 2055
1.In connection with our March 2019 Toronto real property sale, we entered into a 10-year lease with the purchaser of such property for our then-anticipated corporate headquarters, to be built by such purchaser on the site of our former location (Purchaser Lease). The Purchaser lease started in June 2024. In November 2022, we extended (on a long-term basis) the lease on our current corporate headquarters, and in 2023 and 2025, we executed subleases for the space under the Purchaser Lease. Leased square footage under the Purchaser Lease and our corporate headquarters was excluded from the table above.
2.Represents multiple locations.
3.With respect to these locations, the land is leased, and the buildings are either owned or leased by us.
4.Excludes leased manufacturing space under renovation or construction at February 27, 2026.
We consider each of the properties in the table above to be adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. We currently expect to be able to extend the terms of expiring leases or to find replacement sites on commercially acceptable terms. Our corporate headquarters is located at 5140 Yonge Street, Suite 1900, Toronto, Ontario, Canada M2N 6L7.
Item 3.    Legal Proceedings
In the normal course of our operations, we may be subject to litigation, investigations and other claims, including legal, regulatory and tax proceedings. In the opinion of management, the ultimate resolutions of all such currently pending matters will not have a material adverse effect on our consolidated financial position or results of operations. There are no material proceedings in which any of our directors, officers, affiliates, or owners of more than 5% of our Common Shares is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries. Information concerning the status of certain tax matters is disclosed in Item 7, MD&A — "Liquidity and Capital Resources — Litigation and Contingencies", and note 20 to the 2025 AFS herein.
Item 4.    Mine Safety Disclosure
Not applicable.
Part II.
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Shares are listed on the NYSE and the TSX (in each case under the symbol "CLS").
Holders
As of February 19, 2026, based on information provided to us by our transfer agent, there were 1,429 holders of record of Common Shares, of which 368 holders, holding approximately 97.1% of the outstanding Common Shares, were resident in the U.S. and 251 holders, holding approximately 2.8% of the outstanding Common Shares, were resident in Canada. These numbers are not representative of the number of beneficial holders of our Common Shares nor are they representative of where such beneficial holders reside, since many of such shares are held of record by brokers or other nominees. We do not have knowledge of the identities of the beneficial owners of Common Shares registered through intermediaries.
Dividend Policy
We have not declared or paid any dividends to our shareholders. We intend to retain earnings for general corporate purposes to promote future growth; as such, our Board does not anticipate paying any dividends at this time. Our Board will review this policy from time-to-time, having regard to our financial condition, financing requirements and other relevant factors.
Performance Graph

The following chart compares the cumulative total shareholder return (TSR) of $100 invested in Common Shares with the cumulative TSR of the S&P/TSX Composite Total Return Index and S&P 500 Information Technology Total Return for the period from December 31, 2020 to December 31, 2025.

Performance Graph*
* For the purpose of the graph, it was assumed that CAD:US dollar conversion ratio remained at 1:1 for the years presented.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Common Shares Purchased (in millions)	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or programs (in millions)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 — 31, 2025(1)	—	$—	—	7.1
November 1 — 30, 2025(2)	0.04	$272.40	0.04	5.7
December 1 — 31, 2025(2)	0.09	$270.03	0.09	5.6
Total	0.13	$270.74	0.13
(1)    On October 30, 2024, the TSX accepted our notice to launch a NCIB (2024 NCIB). The 2024 NCIB allowed us to repurchase, at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to 8,609,693 of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids and compliance with applicable securities laws, TSX rules, and the volume and other limitations under Rule 10b-18 under the Exchange Act. In October 2025, we purchased and cancelled no Common Shares under the 2024 NCIB. The 2024 NCIB expired on October 31, 2025.
(2)    On October 29, 2025, the TSX accepted our notice to launch a new NCIB (2025 NCIB). The 2025 NCIB allows us to repurchase, at our discretion, from November 3, 2025 until the earlier of November 2, 2026 or the completion of purchases thereunder, up to 5,722,527 of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids and compliance with applicable securities laws, TSX rules, and the volume and other limitations under Rule 10b-18 under the Exchange Act. The maximum number of Common Shares we are permitted to repurchase for cancellation under the 2025 NCIB will be reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during its term to satisfy delivery obligations under our SBC plans, if any.
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our 2025 audited consolidated annual financial statements (2025 AFS) and related notes, which we prepared in accordance with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, all dollar amounts are expressed in United States (U.S.) dollars. The information in this discussion is provided as of February 27, 2026 unless we indicate otherwise. As used herein, "Q1," "Q2," "Q3," and "Q4" followed by a year refers to the first quarter, second quarter, third quarter and fourth quarter of such year, respectively.

Certain statements contained in this MD&A constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (U.S. Securities Act) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (U.S. Exchange Act), and “forward-looking information” within the meaning of applicable Canadian securities laws (collectively, forward-looking statements), including, without limitation, statements related to: our priorities, intended areas of focus, targets, objectives and goals; our expanded capital investment plans and capacity additions and the funding therefor; market opportunities and investments in technology platforms and roadmaps; expected research and development and other capital expenditures; developments related to new customer or program wins; timing of production ramps, deliveries and availabilities of certain key components; anticipated economic conditions, industry and market trends and projections, underlying market growth rates, customer demand, prospects and opportunities; strategic initiatives; trends in our segments and/or their constituent businesses; the anticipated impact of current market conditions and customer-specific factors on each of our segments (and/or their constituent businesses) and near term expectations; potential restructuring and divestiture actions; our anticipated financial and/or operating results and outlook, including expected revenue increases and decreases (or remaining flat), as well as growth in certain segments, businesses and end markets; our strategies; our credit risk; the potential impact of acquisitions, or program wins, transfers, losses or disengagements; materials, component and supply chain constraints; anticipated expenses and other working capital requirements and contractual obligations (and intended methods of funding such items); the potential impact of trade policies between countries in which we conduct business (including the tariffs proposed and implemented by the U.S. government, and any reciprocal or retaliatory tariffs); the adoption, integration and use of artificial intelligence (AI) in manufacturing and service offerings and in certain of our internal processes; the impact of our price reductions and longer payment terms; our intended repatriation of certain undistributed earnings from non-Canadian subsidiaries; the potential impact of tax and litigation outcomes; investor dissatisfaction with inclusion, employee engagement, and other sustainability matters; our ability to use certain tax losses; planned investments in our business; the potential impact of the pace of technological changes (including with respect to AI technologies), customer outsourcing, program transfers, and the global economic environment; the intended method of funding common share (Common Share) repurchases; the impact of our outstanding indebtedness; liquidity and the sufficiency of our capital resources; our intention to settle outstanding share unit awards with Common Shares; our financial statement estimates and assumptions; recently-issued accounting pronouncements and amendments; the potential adverse impacts of events outside of our control (including those described under "External Factors that May Impact our Business" below); mandatory prepayments under our credit facility; pension plan funding requirements and obligations, and the impact of annuity purchases; our compliance with covenants under our credit facility; refinancing debt at maturity; interest rates and expense; income tax incentives; expectations with respect to reporting units with goodwill; our future warranty obligations; cybersecurity threats and incidents; our intentions with respect to environmental assessments for newly-leased or acquired properties; our expectations with respect to expiring leases; our intention to retain earnings for general corporate purposes; costs in connection with our pursuit of acquisitions and strategic transactions; and expectations regarding the acceptance of offers to sell accounts receivable (A/R) under our A/R sales programs and supplier financing programs. Such forward-looking statements may, without limitation, be preceded by, followed by, or include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “continues,” “project,” “target,” "objective," “goal,” “potential,” “possible,” “contemplate,” “seek,” or similar expressions, or may employ such future or conditional verbs as “may,” “might,” “will,” “could,” “should,” or “would,” or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, where applicable, and applicable Canadian securities laws.

Forward-looking statements contained in this MD&A are based on various assumptions, many of which involve factors that are beyond our control. Our material assumptions include: growth in manufacturing outsourcing from customers in diversified markets; technology upgrade cycles; our ability to retain programs and customers, including no unexpected customer or program transfers, losses or disengagements; no unforeseen adverse changes in our mix of businesses; no undue negative impact on our customers' ability to compete and succeed using products we manufacture and services we provide;

continued growth in our segments and end markets; our ability to successfully diversify our customer base and develop new capabilities; anticipated demand levels across our businesses, including continued growth in the demand from data center customers; continued advancement and commercialization of AI technologies and cloud computing; supporting sustained high levels of capital expenditure investments by leading hyperscaler, AI and data center customers; scaling of our operations to meet the anticipated growth in customer demand; capital investments proceeding as anticipated, including timely completion of construction and operationalization of assets, securing required materials, utilities, and equipment for our expansion plans; alignment of our capacity with our business demands; the successful recruitment and retention of skilled talent; no significant unforeseen negative impacts to our operations; no unforeseen materials price increases, margin pressures, or other competitive factors affecting the contract design and manufacturing industry in general or our segments in particular; compliance by third parties with their contractual obligations; no material changes to tariffs or trade restrictions compared to what are in effect as of February 27, 2026; that our customers will retain liability for and we will continue to be able to recover substantially all costs from customers relating to product/component tariffs and countermeasures; no material changes in business activities resulting from current macroeconomic trends and uncertainties, including evolving global tariff and trade negotiations; our ability to achieve our strategic goals; our ability to keep pace with rapidly changing technological developments; the successful resolution of quality issues that arise from time to time; fluctuation of production schedules from our customers in terms of volume and mix of products or services; the timing and execution of, and investments associated with, ramping new programs; supplier performance and quality, pricing and terms; the costs and availability of components, materials, services, equipment, labor, energy and transportation; no significant decline in the global economy or in economic activity in our end markets due to a major recession, global trade tensions or otherwise; no unforeseen disruptions due to geopolitical factors (including war, tariffs and trade restrictions) causing significant negative impacts to economic activity, global or regional supply chains or normal business operations; that global inflation will not have a material impact on our revenues or expenses; the impact of anticipated market conditions on our businesses; the stability of currency exchange rates; the availability of cash generated from operations to fund planned capital investments; the availability of capital resources for, and the permissibility under our credit facility of, repurchases of outstanding Common Shares under our current normal course issuer bid (NCIB), and compliance with applicable laws and regulations pertaining to NCIBs; compliance with applicable credit facility covenants and the components of our leverage ratios (as defined in our credit facility); our maintenance of sufficient financial resources to fund currently anticipated financial actions and obligations and to pursue desirable business opportunities; global tax legislation changes; the timing, execution and effect of restructuring actions; and no unforeseen adverse changes in the regulatory environment.

Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission (SEC). You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in the Risk Factor Summary and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (referred to herein as this "Annual Report") (of which this MD&A forms a part) under the heading “Risk Factors,” which are incorporated herein by reference, and subsequent Quarterly Reports on Form 10-Q and other documents filed with the SEC, and as applicable, the Canadian Securities Administrators.
Overview
Celestica's Business:
Celestica is a technology leader with deep expertise in design, engineering, manufacturing, supply chain, and platform solutions. Celestica enables critical data center infrastructure for AI, cloud and hybrid cloud, and advances technologies in high-growth markets. Our global headquarters is located in Toronto, Ontario, Canada. We operate a network of sites and design centers strategically located in North America, Asia, and Europe.
We serve across two operating and reportable segments: Connectivity and Cloud Solutions (CCS) and Advanced Technology Solutions (ATS). Our CCS segment consists of our Communications and Enterprise end markets. Our Enterprise end market is comprised of our servers and storage businesses. Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Additional information regarding our segments is included in note 21 to the 2025 AFS. Customers in our CCS segment include cloud-based service providers, hyperscalers and other data center customers (including digital native companies), as well as hardware original equipment manufacturer (OEMs) and enterprise customers. Customers in our ATS segment include OEMs in a range of diversified markets that we serve.
We offer a comprehensive range of products and services that cover the entire technology product lifecycle, including hardware design and development, new product introduction, engineering services, supply chain management and logistics, electronics manufacturing and assembly, complex mechanical assembly, precision machining, systems integration, testing, product licensing, software enablement solutions, and services, including asset management and disposition (ITAM/ITAD) services.
Products in our CCS segment consist predominantly of data communications and information processing infrastructure products and systems primarily used in hyperscale data centers. These products include networking switches, optical systems, data center racks, servers and storage products used primarily by cloud-based and other service providers (including AI service providers), as well as enterprise customers, for a range of applications including AI workloads and cloud computing services. Our Hardware Platform Solutions (HPS) offering within our CCS segment enables the development of customized technology platforms, including hardware and systems-level design, software solutions (including open-source software that complements our hardware offerings, and that can be used as-is or customized for specific applications in collaboration with our customers), management of program design and aspects of the supply chain, manufacturing, and services.
Our CCS segment businesses, compared to our ATS businesses, typically have higher margin profiles and larger program volumes, as well as more significant concentration with major customers. We engage with customers in our capacity as an original design manufacturer (ODM) and electronics manufacturing services (EMS) provider, as well as offering various software solutions and services. Within our CCS segment, our HPS business, which is broadly characterized as ODM in nature (see below), typically has a higher margin profile than our traditional EMS businesses, as we are solely or jointly involved in the design of the solution. However, due to the nature of these programs, it also requires us to make specific investments, including in research and development (R&D).

In recent years, we have experienced an increasing shift in the mix of our programs towards cloud-based and other service providers, primarily hyperscalers, which are cyclically different from our traditional OEM customers, and currently experiencing a period of significant increases in product deployments to support their build-out of data center infrastructure, including to support AI applications. This demand growth has required our business to place a greater focus on various operational factors, including the management of our manufacturing capacity, human capital dedicated to these programs, supply chain, capital investments, and working capital requirements.

Products and services in our ATS segment are extensive, serving a broader customer base and are often more regulated than those in our CCS segment, and can include: government-certified and highly-specialized manufacturing, electronic and enclosure-related services for A&D customers; high-precision semiconductor equipment and integrated subsystems; a wide range of industrial automation, controls, test and measurement devices; engineering-focused engagements, including in the areas of telematics, human machine interface, Internet-of-Things and embedded systems; advanced solutions for surgical instruments, diagnostic imaging and patient monitoring; and efficiency products to help manage and monitor the energy and power industries.

Customer engagements in our ATS segment may increasingly involve engineering services and support. However, unlike our HPS business within our CCS segment, we do not generally collaborate with ATS customers on the design of the solutions we manufacture, or engage in R&D and product development for our own proprietary portfolio of solutions. As such, the nature of the programs in our ATS business are broadly characterized as EMS engagements, and the relationships with these customers are more consistent with our traditional business model.
Industry Overview:
Celestica operates in the contract design and manufacturing industry and competes with a variety of providers from EMS companies to ODMs. The EMS companies that Celestica competes with, typically manage global manufacturing and logistics networks that are capable of delivering customized solutions, and may offer, depending on the extent of their capabilities, end-to-end services covering the full product lifecycle, which can include assembly, supply chain management, testing, system integration, fulfillment and other services. ODMs offer a similar range of services, and also typically support the design and development of products they manufacture for their customers.

Celestica is increasingly engaged as an ODM by our customers. As part of Celestica's ODM offerings, we design and manufacture products, either as customized solutions, white box solutions or under Joint Design and Manufacturing engagements in collaboration with our customers. An ODM provider may engage in R&D activities related to new product design, optimization and other innovations, which often results in the creation of intellectual property. This business is primarily within our HPS business.
Our customers, which include cloud-based and other service providers (including hyperscalers), OEMs and enterprise customers in a wide range of industries, outsource these services to address challenges related to cost, asset utilization, quality, time-to-market, demand volatility, customer support, and rapidly changing technologies. In particular, hyperscalers have utilized our services to increase deployments of customized advanced hardware and systems-level solutions, in order to expand and optimize their data center infrastructure.
Capacity utilization, customer mix and the types of products and services we provide are important factors affecting our financial performance. The number of sites, the location of qualified personnel, the manufacturing and engineering capacity and network, and the mix of business through that capacity are also vital considerations for us in terms of generating appropriate returns. Because the contract design and manufacturing industry is working capital intensive, we believe that non-GAAP adjusted return on invested capital (ROIC), which is primarily based on adjusted operating earnings and net invested capital (each discussed in "Non-GAAP Financial Measures" below), is an important metric for measuring our financial performance.
Recent Developments
Segment Environment:
CCS Segment
CCS segment revenue for 2025 increased 42% to $9.19 billion compared to $6.49 billion in 2024. Revenue in our Enterprise end market decreased by 19% in 2025 compared to 2024, driven by a technology transition in an AI/machine learning (ML) compute program with one of our hyperscaler customers. Revenue in our Communications end market increased by 81% in 2025 compared to 2024, driven by data center networking demand, including the ramping of our switch programs. HPS revenue for 2025 accounted for 41% of our total revenue and increased 81% compared to 2024, driven by accelerating volumes in our ramping networking switch programs with hyperscaler customers.
CCS segment margin improved to 8.2% in 2025 compared to 7.4% in 2024, driven by improved mix and operating leverage.
We currently anticipate continued growth in our CCS segment in 2026. In our Communications end market, we expect strong demand from hyperscalers throughout 2026, as we continue to ramp multiple networking switching programs. In our Enterprise end market, we expect volume growth in 2026 in our AI/ML compute programs with our hyperscaler customers. We currently anticipate our CCS growth trajectory to be sustained into 2027.
ATS Segment
    ATS segment revenue for 2025 increased 1% to $3.20 billion compared to $3.16 billion for 2024, as the growth from our Capital Equipment and Industrial businesses was largely offset by the revenue decrease in our A&D business.

ATS segment margin increased to 5.3% for 2025 compared to 4.6% in 2024, primarily due to improved profitability in our A&D business, aided by the discontinuation of a margin dilutive program.

We currently expect ATS segment revenue to remain relatively flat or slightly increase in 2026 compared to 2025. For 2026, we expect growth in our Industrial and HealthTech businesses, supported primarily by the new program ramps, partially offset by lower volumes in our Capital Equipment business in the near term and the impact of the discontinuation of the margin dilutive program in our A&D business.
Common Share Repurchases:
On October 29, 2025, the Toronto Stock Exchange (TSX) accepted our notice to launch a new NCIB (2025 NCIB). The 2025 NCIB allows us to repurchase, at our discretion, from November 3, 2025 until the earlier of November 2, 2026 or the completion of purchases thereunder, up to approximately 5.7 million Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. The maximum number of Common Shares we are permitted to repurchase for cancellation under the 2025 NCIB will be reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during its term to satisfy delivery obligations under our stock-based compensation (SBC) plans. From the commencement of the 2025 NCIB through February 19, 2026, we paid a total of $55.7 million (including transaction fees and excluding share buyback taxes) to repurchase 0.2 million Common Shares, at a weighted average price of $271.76 per share, for cancellation.
See note 12 to our 2025 AFS for details of our Common Share repurchase activities.
Operating Goals and Priorities
    Our current operating goals and priorities are set forth below.
    Evolving our Revenue Portfolio — To evolve our revenue portfolio, we intend to continue to focus on: (i) pursuing revenue growth in attractive markets, which are aligned with our broader portfolio strategy and where we believe we can establish a competitive presence, including in our HPS business; (ii) driving sustainable, profitable revenue growth; (iii) growing our aggregate ATS segment revenue at an average rate above that of the underlying markets, over the long term; (iv) supplementing our organic growth with targeted and strategic acquisitions, investments and partnerships intended to expand capabilities; and (v) optimizing our portfolio to drive more consistent returns and profitability.
    Margins and Non-GAAP adjusted earnings per share (EPS)* — Our goal is to: (i) compound non-GAAP adjusted EPS* consistently and sustainably over the long-term; and (ii) continue to focus on improvements to our non-GAAP adjusted operating margin*.
Balanced Approach to Capital Allocation — We are focused on maintaining a strong balance sheet, generating non-GAAP free cash flow* and balancing our debt and capital levels, while maintaining optimal financial flexibility. In terms of capital allocation, our goal is to: (i) invest in capital expenditures and R&D to support our organic growth over the long term; (ii) return capital to shareholders, primarily through share repurchases, on an opportunistic basis; and (iii) pursue potential targeted and strategic acquisitions, investments and partnerships as part of a disciplined capital allocation framework.
Historically, we have targeted capital expenditures in the range of 1.5% to 2.0% of revenue annually. However, we are currently experiencing a period of historically strong demand, particularly with hyperscaler customers in our CCS segment, which we anticipate is likely to continue. As such, to support this anticipated growth in customer demand, we plan to invest higher levels of capital expenditures in 2026 (approximately $1 billion or 6% of currently anticipated revenue) and 2027 as compared to our historical range.

    The foregoing priorities and areas of intended focus constitute our objectives and goals, and are not intended to be projections or forecasts of future performance. Our future performance is subject to risks, uncertainties and other factors that could cause actual outcomes and results to differ materially from the goals and priorities described above.
* Non-GAAP adjusted EPS, non-GAAP adjusted operating margin (each a ratio based on a non-GAAP financial measure), and non-GAAP free cash flow are non-GAAP financial measures without standardized meanings, and may not be comparable to similar measures presented by other companies. See "Non-GAAP Financial Measures" below for the definitions and uses of these non-GAAP financial measures, and a reconciliation of these non-GAAP financial measures to the most directly-comparable financial measures determined under GAAP for specified periods. We do not provide reconciliations for forward-looking non-GAAP financial measures, as we are unable to reasonably estimate the items that we exclude from GAAP to calculate comparable non-GAAP measures without unreasonable effort.

Our Strategy
    We remain committed to making the investments we believe are required to support our long-term objectives and to create shareholder value, while simultaneously managing our costs and resources to maximize our efficiency and productivity. Within both of our segments, we are focused on: increasing penetration in our end markets; diversifying our customer mix and product portfolios, including increasing customer engagement on design and development, engineering, and higher value-added services; and enhancing our capabilities. See Item 1, Business — "Celestica's Strategy" of this Annual Report, of which this MD&A forms a part, for further detail.
    As part of our growth efforts, we have recently undertaken investments geared towards capacity and capability expansions at our Thailand, Malaysia and U.S. facilities in support of our growth in AI/ML and HPS programs. Our intended 2026 capital spending includes investments in our manufacturing capacities and capabilities in the U.S., Thailand, Mexico and Japan, as well as additions of new HPS design centers in the U.S. and Taiwan.
External Factors that May Impact our Business
External factors that could have a material and adverse impact on our industry and/or business include the long-term sustainability and growth of data center-related investments; technology changes (including AI-related technologies); energy, power, and water constraints in the data center infrastructure; supplier or customer financial difficulties; global economic and political tension (including increased tensions between the U.S. and other countries and between mainland China and Taiwan); geopolitical uncertainty and conflicts (including the Russia/Ukraine conflict and the conflicts in the Middle East area); government legislation, regulations, or policies (including with respect to tariffs and AI technology); fires and related disruptions; labor or social unrest, criminal activity, cybersecurity incidents, natural disasters and unusually adverse weather conditions (including those caused by climate and weather-related risks). See Item 1A, Risk Factors. These events could disrupt operations or the economics of one or more of our sites or those of our customers, component suppliers and/or our logistics partners and may materially negatively impact our operating results.
Recent investments in AI infrastructure by hyperscalers and other data center customers have increased demand for certain products in our CCS segment, including our HPS business. However, the long‑term trajectory of AI adoption and related data center deployment is uncertain and may be affected by a variety of factors outside our control, including rapid changes in technology and customer AI roadmaps; evolving regulatory developments (including export controls and other AI-related measures) that increase our customers’ costs or restrict their AI activities; constraints on specialized components and data center capacity; and the availability, timing, reliability and price of critical utilities. Adverse developments in any of these areas could cause our cloud-based and other service provider customers, including hyperscalers and OEM customers, to delay, reduce or cancel programs, which could adversely impact demand for our products and services, as well as our revenue growth and operating results. See Item 1A, Risk Factors "The future development and adoption of AI and the deployment of data center infrastructure are uncertain and depend on the availability and cost of critical inputs (including power and water), which could materially affect demand for our products and services and our operating results" of this Annual Report, of which this MD&A forms a part, for further detail.
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
We anticipate our 2026 capital expenditures to increase compared to 2025. However, our capital investments may not proceed as anticipated, or we may encounter delays in the timely completion of construction and operationalization of new or expanded assets due to various reasons such as issues with securing required materials, equipment, utilities and labor in a timely manner. We may also experience delays or challenges related to utility, power availability, grid interconnection, supply chain constraints, and other infrastructure or regulatory requirements. Any of these factors could delay the realization of anticipated capacity, increase project costs, or result in assets that are not fully operational when expected. If demand, mix, yield or utilization differ from our expectations, or if customer roadmaps change, ramp milestones are delayed, or expected volumes do not materialize, added capacity may be underutilized and returns on these investments may be lower than expected, and our financial results could be adversely affected. See Item 1A, Risk Factors "Increased capital expenditures to expand capacity to support anticipated growth in customer demand may not proceed as anticipated and may increase our fixed‑cost base, constrain liquidity and adversely affect returns" of this Annual Report, of which this MD&A forms a part and Item 7, MD&A — "Liquidity and Capital Resources."
Governmental actions related to international trade agreements have increased (and could further increase) the cost to our U.S. customers who use our non-U.S. manufacturing sites and components, and vice versa, which may materially and adversely impact demand for our services, our results of operations or our financial condition. Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs, or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries, or as the result of other similar actions by other countries or citizens affected by such changes in policies. Our Capital Equipment business and our CCS segment have been in prior periods and may continue to be negatively impacted by U.S. technology/data export controls, including controls on cross-border technology/data access, with respect to China and other countries, and China's policy supporting its private sector businesses. We have increased the resilience of our global network to manage this dynamic. However, given the uncertainty regarding the scope and duration of these or further trade actions and whether trade tensions will escalate further, their impact on the demand for our services, our operations and results for future periods cannot be currently quantified, but may be material. We will continue to monitor the scope and duration of trade actions by the U.S. and other governments on our business. See Item 1A, Risk Factors "Our ability to successfully manage unexpected changes or risks inherent in our global operations and supply chain may adversely impact our financial performance" and "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition" of this Annual Report, of which this MD&A forms a part, for further detail.
We depend (and expect to continue to depend) upon a small number of customers for a substantial portion of our revenue. Insufficient customer liquidity may result in significant delays in or defaults on payments owed to us. In addition, customer financial difficulties or changes in demand for our customers' products or services may result in order cancellations and higher than expected levels of inventory, which could have a material adverse impact on our operating results and working capital performance. We may not be able to return or resell this inventory, or we may be required to hold the inventory for an extended period of time, any of which may result in our having to record additional inventory reserves. We may also be unable to recover all of the amounts owed to us by a customer, including amounts to cover unused inventory or capital investments we incurred to support that customer's business. Our failure to collect amounts owed to us and/or the loss of one or more major customers could have a material adverse effect on our operating results, financial position and cash flows. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk below for a discussion of customer credit risk reviews we conduct. See note 4 to our 2025 AFS for allowance for credit losses we recorded as of December 31, 2025 and December 31, 2024.
Summary of Key Operating Results and Financial Information
Our 2025 AFS have been prepared in accordance with GAAP and accounting policies we adopted in accordance with GAAP. Such consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly our financial position as at December 31, 2025 and 2024 and the operating results and cash flows for each of the years in the three-year period ended December 31, 2025. Also see "Recently adopted accounting pronouncements" in note 2 to our 2025 AFS.
The following tables set forth certain key operating results and financial information for the periods indicated (in millions, except per share amounts and percentages):

	Year ended December 31
	2025	2024	2023	% Change 2025 v. 2024	% Change 2024 v. 2023
Revenue	$12,390.9	$9,646.0	$7,961.0	28%	21%
Gross profit	1,494.1	1,033.7	754.1	45%	37%
Selling, general and administrative expenses (SG&A)	259.9	293.5	303.2	(11)%	(3)%
Restructuring and other charges, net of recoveries	29.7	19.4	12.1	53%	60%
Net earnings	832.5	428.0	244.4	95%	75%
Diluted earnings per share	$7.16	$3.61	$2.03	98%	78%

	Year ended December 31
Segment revenue* as a percentage of total revenue:	2025	2024	2023
ATS revenue (% of total revenue)	26%	33%	42%
CCS revenue (% of total revenue)	74%	67%	58%

	Year ended December 31
Segment income and segment margin*:	2025		2024		2023
		Segment Margin		Segment Margin		Segment Margin
ATS segment	$169.1	5.3%	$144.1	4.6%	$155.0	4.7%
CCS segment	757.9	8.2%	478.5	7.4%	286.6	6.2%
*    Segment performance is evaluated based on segment revenue, segment income and segment margin, each of which are defined in "Operating Results — Segment income and margin" below.

	December 31 2025	December 31 2024
Cash and cash equivalents	$595.6	$423.3
Total assets	7,213.1	5,988.2
Borrowings under term loans(1)	723.7	741.2
Borrowings under revolving credit facility(2)	—	—
(1) Excludes unamortized debt issuance costs.
(2) Excludes ordinary course letters of credit (L/Cs).

	Year ended December 31
	2025	2024	2023
Cash provided by operating activities	$659.5	$473.9	$326.2

Common Share repurchase activities:
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation(1)	$150.7	$152.0	$35.6
Number of Common Shares repurchased for cancellation (in millions)(2)	1.3	3.2	2.6
Weighted average price per share for repurchases	$111.27	$47.15	$13.83
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans(3)	$221.6	$119.6	$82.3
Number of Common Shares repurchased for delivery under SBC plans (in millions)(4)	1.7	3.0	3.7
(1)    For 2023, excludes an accrual of $2.7 million recorded at December 31, 2023 for the estimated contractual maximum number of permitted Common Share repurchases (Contractual Maximum Quantity) under an Automatic Share Purchase Plan (ASPP) entered into in December 2023.
(2)    Includes 0.7 million, 0.5 million and 0.9 million repurchases of Common Shares for cancellation under ASPPs in 2025, 2024 and 2023, respectively.

(3)    For 2023, excludes an accrual of $7.5 million recorded at December 31, 2023 for the estimated Contractual Maximum Quantity under an ASPP entered into in September 2023 for delivery obligations under our SBC plans.
(4)    Consists entirely of Common Share repurchases for SBC delivery obligations under ASPPs for such purpose through an independent broker.
Other performance indicators:
In addition to the key operating results and financial information described above, management reviews the following measures:

	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024
Days in A/R	63	68	70	72	73	71	71	75
Days in inventory	60	65	67	68	73	75	81	93
Days in accounts payable (A/P)	(50)	(54)	(54)	(51)	(55)	(56)	(59)	(62)
Days in cash deposits*	(12)	(14)	(17)	(20)	(22)	(24)	(29)	(38)
Cash cycle days	61	65	66	69	69	66	64	68

Inventory turns	6.1x	5.6x	5.4x	5.4x	5.0x	4.9x	4.5x	3.9x
*    We receive cash deposits from certain of our customers primarily to help reduce risks related to excess and/or obsolete inventory. See "Customer cash deposits for inventory" in the table below.

	2025				2024
(in millions)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
A/R Sales	$—	$—	$—	$—	$—	$—	$—	$11.6
Supplier Financing Programs (SFPs)*	—	—	—	—	—	—	13.3	65.2
Total	$—	$—	$—	$—	$—	$—	$13.3	$76.8

Customer cash deposits for inventory	$407.1	$381.6	$396.6	$471.8	$511.6	$521.1	$576.4	$719.4
*    Represents A/R sold to third party banks in connection with the uncommitted SFPs. In 2025 and 2024, we participated in three customer SFPs (one CCS segment customer and two ATS segment customers). In early February 2026, we terminated the SFP with our CCS segment customer.
The amounts we sell under our A/R sales program and the SFPs can vary from quarter to quarter (and within each quarter) depending on our working capital and other cash requirements, including by geography. See the chart above and "Capital Resources" below.
Days in A/R is defined as the average A/R for the quarter divided by the average daily revenue (calculated as annualized quarterly revenue divided by 365 days). Days in inventory, days in A/P and days in cash deposits are calculated by dividing the average balance for each item for the quarter by the average daily cost of sales (calculated as annualized quarterly cost of sales divided by 365 days). Cash cycle days is defined as the sum of days in A/R and days in inventory minus the days in A/P and days in cash deposits. Inventory turns are determined by dividing 365 by the number of days in inventory. A lower number of days in A/R, days in inventory, and cash cycle days, and a higher number of days in A/P, days in cash deposits, and inventory turns generally reflect improved cash management performance.
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
Our review of the estimates, judgments and assumptions used in the preparation of our 2025 AFS included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness, and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization, or impairments of our assets or reporting units, any of which could have a material impact on our financial performance and financial condition.
Due to global economic conditions, including the impact of ongoing trade conflicts, tariffs and geopolitical conflicts, there has been and we expect there will continue to be uncertainty in the global economy. Management has made estimates and assumptions based on information available as of February 27, 2026, taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained.
Significant accounting policies and methods used in the preparation of our consolidated financial statements are described in note 2 to our 2025 AFS. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Impairment of goodwill:
    For purposes of impairment testing, we allocate goodwill to a reporting unit, which is an operating segment or one level below an operating segment (component), that we expect will benefit from the related acquisition. Goodwill is tested for impairment annually during the fourth quarter of each year (Annual Impairment Assessment) and whenever events and changes in circumstances suggest that the carrying amount may be impaired. We may elect to perform a qualitative assessment to determine whether goodwill is potentially impaired. If, based on this qualitative assessment, we determine that it is not more likely than not that the reporting unit’s fair value exceeds its carrying value (including goodwill), or if we elect not to perform a qualitative assessment, then we perform a quantitative assessment.
Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is typically measured using discounted cash flow analyses. Such analyses use significant unobservable inputs and require management to make various judgmental assumptions about revenue growth rates, operating margins, and discount rates. If the carrying amount of any reporting unit exceeds its fair value, we will record an impairment loss based on the difference. The impairment loss will be limited to the amount of goodwill allocated to that reporting unit. We do not reverse impairment losses in future periods.

We did not identify any triggering events during 2025, 2024 and 2023 indicating that the carrying amount of our goodwill may not be recoverable. No impairments to our goodwill were recorded as a result of our 2025, 2024 and 2023 Annual Impairment Assessments. See note 8 to our 2025 AFS for the allocation of goodwill to our reportable segments.

Impairment of long-lived assets:
Long-lived assets, including property, plant and equipment, operating lease right-of-use (ROU) assets and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (asset group). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying amount of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amount of the asset group. Fair value may be determined using a market approach or income approach and is based on management’s assumptions, including future revenue and cash flow projections. We do not reverse impairment losses in future periods.
Business combinations:
We use judgment to determine the estimates used to value identifiable assets acquired, liabilities assumed, and the fair value of contingent consideration and other potential obligations, if applicable, at the acquisition date. We may engage third parties to determine the fair value of certain inventory, property, plant and equipment and intangible assets. We use estimates to determine cash flow projections, including the period of expected future benefit, future growth and discount rates, among other factors, to value intangible assets and contingent consideration. The fair value of acquired tangible assets are measured by applying the market, cost or replacement cost, or income approach (using discounted cash flows and forecasts prepared by management), as appropriate. The fair value of acquired intangible assets are measured by applying the income approach using a discounted cash flow model and forecasts based on management's estimates and assumptions.
Operating Results
     Our product and service volumes, revenue and annual and quarterly operating results are affected by, among other factors: the level and timing of customer orders; our customer and business mix and the types of products or services we provide; the rate at which, the costs associated with, and the execution of, new program ramps; demand volumes; price competition and other competitive factors; the mix of manufacturing or service value-add; manufacturing capacity, utilization and efficiency; the degree of automation used in the assembly process; the availability of components or labor; the location of qualified personnel; costs and inefficiencies of transferring programs between sites; program completions or losses, or customer disengagements and the timing and the margin of follow-on business or any replacement business; the impact of foreign exchange fluctuations; the performance of third-party providers; our ability to manage inventory, production location and equipment effectively; our ability to manage changing labor, component, energy and transportation costs effectively; fluctuations in variable compensation costs; the timing of our expenditures in anticipation of forecasted sales levels; and the timing of any acquisitions and related integration costs. Significant period-to-period variations can also result from the timing of new programs reaching full production or programs reaching end-of-life, the timing of follow-on or next generation programs and/or the timing of existing programs being fully or partially transferred internally or to a competitor. See "Overview — Industry Overview" and "Recent Developments" above for a discussion of the impact of recent market conditions on our segments and businesses.
Revenue:
    Revenue of $12.4 billion for 2025 increased 28% compared to 2024. Revenue of $9.6 billion for 2024 increased 21% compared to 2023.

    The following table sets forth segment revenue information (in millions, except percentages) for the periods indicated:

	Year ended December 31
	2025		2024		2023
		% of total		% of total		% of total
ATS segment revenue	$3,202.4	26%	$3,155.5	33%	$3,319.8	42%
CCS segment revenue
Communications	$7,126.4	57%	$3,946.7	41%	$2,675.6	33%
Enterprise	2,062.1	17%	2,543.8	26%	1,965.6	25%
	$9,188.5	74%	$6,490.5	67%	$4,641.2	58%

Total revenue	$12,390.9	100%	$9,646.0	100%	$7,961.0	100%
ATS segment revenue for 2025 increased $46.9 million (1%) compared to 2024, as the growth from our Capital Equipment and Industrial businesses was largely offset by the revenue decrease in our A&D business.
ATS segment revenue for 2024 decreased $164.3 million (5%) compared to 2023, driven by the demand softness in our Industrial business, partially offset by strength in our A&D and Capital Equipment businesses.
CCS segment revenue for 2025 increased $2,698.0 million (42%) compared to 2024. Communications end market revenue for 2025 increased $3,179.7 million (81%) compared to 2024, driven by data center networking demand, including the ramping of our switch programs. HPS revenue for 2025 increased 81% (to $5.0 billion) compared to 2024, and accounted for 41% of our total 2025 revenue (compared to 29% of our total 2024 revenue), driven by accelerating volumes in our ramping networking switch programs with hyperscaler customers. Enterprise end market revenue for 2025 decreased $481.7 million (19%) compared to 2024, driven by the technology transition in an AI/ML compute program with one of our hyperscaler customers.
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
We depend on a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 79% of total revenue for 2025, 73% for 2024 and 64% for 2023. Three customers (all in our CCS segment) individually represented 10% or more of total revenue in 2025 (32%, 14%, and 12%). Two customers (both in our CCS segment) individually represented 10% or more of total revenue in 2024 (28% and 11%). One customer (in our CCS segment) individually represented 10% or more of total revenue in 2023 (22%).
Gross profit:
The following table shows gross profit and gross margin (gross profit as a percentage of total revenue) for the periods indicated:

	Year ended December 31
	2025	2024	2023
Gross profit (in millions)	$1,494.1	$1,033.7	$754.1
Gross margin	12.1%	10.7%	9.5%
Gross profit increased by 45% or $460.4 million to $1,494.1 million in 2025 compared to 2024, primarily due to our strong revenue growth. Gross margin increased to 12.1% in 2025 from 10.7% in 2024, driven by stronger productivity, improved operating leverage and more favorable mix. Gross profit increase in 2025 was also driven by $69.7 million in higher favorable fair value adjustments (TRS FVAs) related to our total return swap agreement (TRS Agreement) ($109.3 million gain in 2025, compared to $39.6 million in 2024). See "Liquidity — Cash requirements — TRS" below for a description of our TRS Agreement.
Gross profit increased by 37% or $279.6 million to $1,033.7 million in 2024 compared to 2023, primarily due to our strong revenue growth. Gross margin increased to 10.7% in 2024 from 9.5% in 2023, primarily driven by operating leverage and production efficiencies in our CCS segment. Gross profit for 2024 was also favorably impacted by TRS FVAs ($39.6 million gain in 2024, compared to nil in 2023). TRS FVAs for 2023 was recorded in Miscellaneous Expense (Income) (defined in "Non-GAAP Financial Measures" below).
SG&A:
SG&A for 2025 of $259.9 million (2.1% of total revenue) decreased $33.6 million compared to $293.5 million (3.0% of total revenue) for 2024, primarily due to $92.3 million in higher favorable TRS FVAs ($143.7 million gain in 2025, compared to $51.4 million gain in 2024), partially offset by higher variable compensation, $14.1 million in higher foreign exchange losses, and $15.4 million in higher expected credit losses in 2025 compared to 2024.
SG&A for 2024 of $293.5 million (3.0% of total revenue) decreased $9.7 million compared to $303.2 million (3.8% of total revenue) for 2023, primarily due to the $51.4 million favorable TRS FVAs recorded in 2024, largely offset by higher variable compensation and variable spend.
Segment income and margin:
    Segment performance is evaluated based on segment revenue (set forth above), segment income and segment margin (segment income as a percentage of segment revenue). See "Summary of Key Operating Results and Financial Information" above for a table showing segment income and segment margin. Revenue is attributed to the segment in which the product is manufactured or the service is performed. Segment income is defined as a segment's revenue less its cost of sales and its allocatable portion of SG&A and R&D expenses (collectively, Segment Costs). Identifiable Segment Costs are allocated directly to the applicable segment while other Segment Costs, including indirect costs and certain corporate charges, are allocated to our segments based on an analysis of the relative usage or benefit derived by each segment from such costs. Segment income excludes employee SBC expense, amortization of intangible assets (excluding computer software), Restructuring and Other charges (Recoveries), TRS FVAs related to our TRS Agreement, Miscellaneous Expense (Income) and transitional hedge reclassifications and adjustments related to foreign currency forward contracts (FCC Transitional ADJ) (each defined in "Non-GAAP Financial Measures" below), as well as finance costs, as these costs, charges/recoveries and adjustments are managed and reviewed by our chief executive officer at the company level. See the reconciliation of segment income to our earnings before income taxes in note 21 to the 2025 AFS. Our segments do not record inter-segment revenue. Although segment income and segment margin are used to evaluate the performance of our segments, we may incur operating costs in one segment that may also benefit the other segment. Our accounting policies for segment reporting are the same as those applied to the Company as a whole.
ATS segment income increased $25.0 million (17%) in 2025 compared to 2024 and ATS segment margin increased to 5.3% from 4.6% in 2024, primarily driven by improved profitability in our A&D business, aided by the discontinuation of the margin dilutive program.
ATS segment income decreased $10.9 million (7%) in 2024 compared to 2023, due primarily to the ATS revenue decrease in 2024 compared to 2023. ATS segment margin decreased to 4.6% from 4.7% in 2023, primarily driven by a reduction in operating leverage in our Industrial business, partially offset by improved profitability in our Capital Equipment and A&D businesses.
CCS segment income increased $279.4 million (58%) in 2025 compared to 2024, as a result of the CCS revenue increase in 2025 compared to 2024. CCS segment margin increased to 8.2% in 2025 from 7.4% in 2024, driven by improved mix and operating leverage.
CCS segment income increased $191.9 million (67%) in 2024 compared to 2023, as a result of the CCS revenue increase in 2024 compared to 2023. CCS segment margin increased to 7.4% in 2024 from 6.2% in 2023, primarily driven by greater operating leverage, as well as improved mix.

SBC expense and TRS FVAs:
While we have the option to settle the share unit awards in cash or Common Shares, we intend to settle such awards with Common Shares (net of applicable withholding taxes). Accordingly, we account for these share unit awards as equity-settled awards.
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
We grant restricted share units (RSUs) and performance share units (PSUs), and from time to time grant stock options, to employees. Directors may receive compensation in director share units or deferred share units (collectively, "DSUs"), cash or RSUs. The following table shows employee SBC expense, TRS FVAs, and director SBC expense for the periods indicated (in millions):

	Year ended December 31
	2025	2024	2023
Employee SBC expense in cost of sales	$30.2	$24.8	$22.6
Employee SBC expense in SG&A	39.6	32.6	33.0
Total employee SBC expense	$69.8	$57.4	$55.6

TRS FVAs (gains) in cost of sales	$(109.3)	$(39.6)	$—
TRS FVAs (gains) in SG&A	(143.7)	(51.4)	—
TRS FVAs (gains) in Miscellaneous Expense (Income)	—	—	(45.6)
Total TRS FVAs (gains)	$(253.0)	$(91.0)	$(45.6)

Combined effect of employee SBC expense and TRS FVAs	$(183.2)	$(33.6)	$10.0

Director SBC expense in SG&A(1)	$2.4	$2.4	$2.4
(1)     Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash.
    The increases in favorable aggregate TRS FVAs in 2025 compared to 2024 and in 2024 compared to 2023 were due to fluctuations in our Common Share price.
Restructuring and other charges, net of recoveries:
(i)     Restructuring charges:
We perform ongoing evaluations of our business, operational efficiency and cost structure, and implement restructuring actions as we deem necessary. Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies.
In 2025, we recorded $25.0 million of restructuring charges (2024 — $11.6 million; 2023 — $11.2 million). Our restructuring charges in each of 2023, 2024 and 2025 consist primarily of cash charges related to employee terminations, and in 2025 also included accelerated depreciation of equipment related to disengaging programs.
Our restructuring provision at December 31, 2025 was $4.4 million (December 31, 2024 — $2.9 million), which we recorded in the accrued and other current liabilities and provisions on our consolidated balance sheets.

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
(ii)     Transition Costs (Recoveries):
Transition Costs (Recoveries) are defined under "Non-GAAP Financial Measures" below. In March 2019, as part of our Toronto real property sale, we entered into a 10-year lease with the purchaser of such property for our then-anticipated headquarters, to be built by such purchaser on the site of our former location (Purchaser Lease). Due to a number of construction-related commencement date delays, in November 2022, we extended (on a long-term basis) the lease on our current corporate headquarters and recorded the related ROU assets and lease liabilities. In 2023 and 2025, we executed sublease agreements for the space under the Purchaser Lease. The Purchaser Lease commenced in June 2024 and related ROU assets and lease liabilities were recognized in our consolidated financial statements. We recorded Transition Costs of $0.4 million in 2025 (2024 — $4.3 million; 2023 — $0.8 million) related to the sublet of the Purchaser Lease.
See note 14 to the 2025 AFS for details of other costs and recoveries included in the restructuring and other charges, net of recoveries recorded in our consolidated statements of operations.
Finance Costs:
Finance Costs consist of interest expense and fees related to our credit facility (including debt issuance and related amortization costs), our interest rate swap agreements, our TRS Agreement, our A/R sales program, customer SFPs, and interest expense on our finance lease obligations, net of interest income earned.
During 2025, we incurred Finance Costs of $52.6 million (2024 — $52.1 million; 2023 — $78.9 million). Interest expense under our credit facility recorded in Finance Costs, including the impact of our interest rate swap agreements (described under "Capital Resources" below), was $44.6 million in 2025 (2024 — $46.8 million). In 2023, we recorded $56.3 million interest expense under our credit facility, with nil impact of the interest rate swap agreements recorded in Finance Costs. We have entered into interest rate swaps to hedge the floating rate risks related to our term loans. As described in "Miscellaneous Expense (Income)" below, our interest rate swaps did not qualify for hedge accounting prior to 2024, and as a result, the effects of our interest rate swaps were excluded from Finance Costs in 2023 but included in Finance Costs in 2024 and 2025. See 15 to our 2025 AFS for the impacts of interest rate swaps we recorded in Miscellaneous Expense (Income).
In 2024, we also recorded as Finance Costs $2.8 million in fees and costs incurred in connection with the amendment of our credit facility in June 2024 (June 2024 Amendment) (see "Liquidity — Cash used in and provided by financing activities — Financing and Finance Costs" below).
We recorded $26.8 million in lower Finance Costs in 2024 compared to 2023, primarily due to $15.1 million in lower charges incurred under our A/R sales program and customer SFPs and $11.1 million of favorable impact from our interest rate swaps recorded in 2024. We incurred lower Finance Costs in 2024 under our A/R sales agreement and customer SFPs compared to 2023, primarily as a result of lower aggregate amounts sold under these arrangements in 2024 (approximately $182 million) compared to 2023 (approximately $1,959 million). We recorded $11.1 million of favorable impact in Finance Costs related to our interest rate swaps in 2024, and recorded no such impact in 2023 in Finance Costs.
Miscellaneous Expense (Income):
Miscellaneous Expense (Income) consists primarily of: (i) certain net periodic benefit costs (credits) related to our pension and post-employment benefit plans, consisting of interest costs, expected returns on plan balances, and amortization of actuarial gains or losses; (ii) gains on insurance claims settlement; and (iii) gains or losses related to our TRS Agreement (applicable only for periods prior to 2024) and foreign currency forward contracts and interest rate swaps that we entered into prior to 2024. Those derivative instruments were accounted for as either cash flow hedges (qualifying for hedge accounting) or economic hedges under International Financial Reporting Standards (IFRS). However, those contracts were not accounted for as such under GAAP until January 1, 2024. Certain gains and losses related to those contracts were recorded in Miscellaneous Expense (Income).

We recorded $4.9 million in net miscellaneous expense in 2025, compared to $15.0 million in net miscellaneous expense in 2024 and $46.6 million in net miscellaneous income in 2023. In 2023, we recorded $45.6 million in favorable TRS FVAs in Miscellaneous Expense (Income). See note 15 to our 2025 AFS for details of Miscellaneous Expense (Income). See "SBC expense and TRS FVAs" above for the TRS FVAs we recorded in 2025, 2024 and 2023.
Income taxes and tax contingencies:
For 2025, we had a net income tax expense of $150.7 million on earnings before tax of $983.2 million, compared to a net income tax expense of $104.2 million on earnings before tax of $532.2 million for 2024, and a net income tax expense of $61.6 million on earnings before tax of $306.0 million for 2023.
Our net income tax expense for 2025 included $68.1 million of tax benefits to recognize previously unrecognized deferred tax assets in our U.S. group of subsidiaries, offset by $41.7 million tax expenses for tax uncertainties relating to certain of our subsidiaries, and $35.5 million of withholding tax expenses in respect of repatriations from certain of our Asian subsidiaries.
Our net income tax expense for 2024 included $22.3 million withholding tax expenses in respect of repatriations from certain of our Asian subsidiaries and a $19.5 million tax expenses for tax uncertainties relating to certain of our subsidiaries, offset in part by the recognition of $23.8 million of deferred tax assets in our U.S. group of subsidiaries and in one of our Asian subsidiaries, and $11.8 million of reversals of tax uncertainties relating to certain of our subsidiaries.
Our net income tax expense for 2023 included $11.3 million tax expenses arising from both withholding taxes in respect of repatriations and taxable temporary differences associated with then-anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries.
Our functional and reporting currency is the U.S. dollar; however, our income tax expense is based in certain jurisdictions on taxable income determined in the currency of the country of origin. As a result, the impact of taxable foreign exchange may affect our income tax expenses from period to period.
The U.S. One Big Beautiful Bill Act (The Bill) was enacted in July 2025. The Bill makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the expensing of domestic research costs, which may accelerate tax deductions for our anticipated investments in capital expenditures and research costs in the U.S. The Bill did not have a material impact on our annual effective tax rate in 2025.
We conduct business operations in a number of countries, including countries where tax incentives have been extended to encourage foreign investment or where income tax rates are low. Our effective tax rate can vary significantly from period to period for various reasons, including as a result of the mix and volume of business in various tax jurisdictions, and in jurisdictions with tax holidays, and tax incentives that have been negotiated with the respective tax authorities (see discussion below). Our effective tax rate can also vary due to the impact of restructuring charges, foreign exchange fluctuations, operating losses, cash repatriations, certain tax exposures, the time period in which losses may be used under tax laws and whether management believes it is more likely than not that future taxable profit will be available to allow us to recognize deferred income tax assets.
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
We have been granted certain income tax incentives in Thailand, including tax holidays, that will expire in whole or in part at various dates during 2027 through 2029, unless extended or otherwise renegotiated. These tax exemptions are subject to certain conditions with which we intend to comply. The aggregate tax benefit arising from all of our tax incentives for 2025 was approximately $51 million ($0.44 per diluted share) (2024 — approximately $44 million ($0.37 per diluted share); 2023 — approximately $40 million ($0.33 per diluted share)).
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
We develop our tax filing positions based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions currently in effect in the jurisdictions in which we have assets or conduct business, all of which are subject to change or differing interpretations. We are subject to tax audits in various jurisdictions which could result in additional tax expense in future periods relating to prior results. Reviews by tax authorities generally focus on, but are not limited to, the validity of our inter-company transactions, including financing and transfer pricing policies which generally involve subjective areas of taxation and significant judgment, as well as withholding and indirect taxes. Any such increase in our tax expense and related interest and/or penalties could have a significant adverse impact on our future earnings and future cash flows.
In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 million at 2025 year-end exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes.
We are under examination by the Thailand tax authorities for the tax year 2019. The examination may lead to adjustments to our taxes with respect to the year under examination as well as other consequential periods.
In 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $13 million at 2025 year-end exchange rates) for our Thai subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thai tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.
The successful pursuit of assertions made by any government authority, including tax authorities, could result in our owing significant amounts of tax or other reimbursements, interest and possibly penalties. We believe that adequate amounts have been accrued in accordance with GAAP (ASC 740 Income Taxes) for any adjustments to the income tax expense or other tax items that may ultimately result from these examinations. However, there can be no assurance as to the final resolution of any claims and any resulting proceedings. If any claims and any ensuing proceedings are determined adversely to us, the amounts we may be required to pay could be material, and in excess of amounts accrued.

In our major jurisdictions, we may be subject to income tax examinations for tax years 2018 to present.
Net earnings:
    Net earnings for 2025 increased $404.5 million compared to 2024. The increase was primarily due to $460.4 million in higher gross profit and $33.6 million in lower SG&A, partially offset by $46.5 million in higher income tax expense and $40.2 million in higher R&D expense. Our income tax expense in 2025 increased compared to 2024 primarily due to higher earnings before income taxes in 2025. R&D expense in 2025 increased compared to 2024 to support the growth of our HPS business. Increases in gross profit and decreases in SG&A in 2025 compared to 2024 are described above in "Gross profit" and "SG&A" above, respectively.
    Net earnings for 2024 increased $183.6 million compared to 2023. The increase was primarily due to $279.6 million in higher gross profit and $26.8 million in lower Finance Costs, offset in part by $61.6 million in higher Miscellaneous Expense,

$42.6 million in higher income tax expense and $17.1 million in higher R&D expense (to support the growth of our HPS business).
Liquidity and Capital Resources
Liquidity
The following tables set forth key liquidity metrics for the periods indicated (in millions):

	December 31
	2025	2024	2023
Cash and cash equivalents	$595.6	$423.3	$370.4
Borrowings under credit facility*	723.7	741.2	608.9
 * Excludes ordinary course L/Cs.

	Year ended December 31
	2025	2024	2023
Net cash provided by operating activities	$659.5	$473.9	$326.2
Net cash used in investing activities	(203.7)	(212.5)	(122.4)
Net cash used in financing activities	(283.5)	(208.5)	(207.9)

Changes in non-cash working capital items (included in operating activities above):
A/R	$(569.1)	$(270.7)	$(402.2)
Inventories	(427.4)	343.7	245.1
Other current assets	(25.1)	45.1	8.6
A/P, accrued and other current liabilities, provisions and income taxes payable	909.5	(188.8)	87.4
Working capital changes	$(112.1)	$(70.7)	$(61.1)
Cash provided by and used in operating activities:
In 2025, we generated $659.5 million of net cash from operating activities, primarily due to net earnings of $832.5 million and non-cash expenses added back to net earnings, partially offset by working capital requirements of $112.1 million and non-cash recoveries (including favorable TRS FVAs of $253.0 million). See "Operating Results — SBC expense and TRS FVAs" above for detail of TRS FVAs. Our working capital requirements in 2025 were primarily driven by increases in A/R and inventory balances in 2025, the effects of which were partially offset by the increase in A/P balances in 2025. A/R balances increased in 2025 primarily due to timing and volume of revenue and collections. Increase in inventory balances in 2025 reflected our business growth (primarily in our CCS segment). A/P balances increased in 2025 primarily due to timing and volume of payments and purchases. Net cash from operating activities for 2025 increased $185.6 million compared to 2024, primarily driven by an increase in cash earnings, partially offset by higher working capital requirements.
Non-GAAP free cash flow:
Non-GAAP free cash flow is a non-GAAP financial measure without a standardized meaning and may not be comparable to similar measures presented by other companies. We define non-GAAP free cash flow as cash provided by or used in operations less the purchase of property, plant and equipment (net of proceeds from the sale of certain surplus assets, when applicable). Non-GAAP free cash flow does not represent residual cash flow available to Celestica for discretionary expenditures. Management uses non-GAAP free cash flow as a measure, in addition to GAAP cash provided by or used in operations (described above), to assess our operational cash flow performance. We believe non-GAAP free cash flow provides another level of transparency to our ability to generate cash from normal business operations.

A reconciliation of non-GAAP free cash flow to cash provided by operating activities measured under GAAP is set forth below (in millions):

	Year ended December 31
	2025	2024	2023
GAAP cash provided by operations	$659.5	$473.9	$326.2
Purchase of property, plant and equipment, net of sales proceeds	(201.2)	(168.0)	(122.4)
Non-GAAP free cash flow	$458.3	$305.9	$203.8
Our non-GAAP free cash flow of $458.3 million for 2025 increased $152.4 million compared to 2024, primarily due to $185.6 million in higher cash generated from operations (as described above), partially offset by a $33.2 million increase in cash flows used to purchase property, plant and equipment, net of sales proceeds (as described below).
Our non-GAAP free cash flow of $305.9 million for 2024 increased $102.1 million compared to 2023, due to $147.7 million in higher cash generated from operations, partially offset by a $45.6 million increase in cash flows used to purchase property, plant and equipment, net of sales proceeds (as described below).
Cash used in and provided by investing activities:
Our capital expenditures for 2025 were $201.2 million (2024 — $170.9 million; 2023 — $125.1 million), primarily to enhance our manufacturing capabilities in various geographies (including expansion of our Thailand, U.S. and Malaysia manufacturing facilities and our design centers), in support of our growth in AI/ML and HPS programs. Most of the capital expenditures in 2025 and 2024 pertained to our CCS segment. In 2023, our capital expenditures were split approximately evenly between our segments. See footnote (ii) to the "Additional Commitments" table below for information with respect to commitments for capital expenditures as of December 31, 2025.
In April 2024, we completed the acquisition of NCS Global Services LLC for a purchase price of $39.6 million, including acquired cash of $3.5 million.
Cash used in and provided by financing activities:
Common Share repurchases:
    See "Summary of Key Operating Results and Financial Information" above for a table detailing Common Share repurchases during each of 2025, 2024 and 2023.
Financing and Finance Costs:
Credit Agreement
We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, which as of the June 2024 Amendment, includes a term loan in the original principal amount of $250.0 million (Term A Loan), a term loan in the original principal amount of $500.0 million (Term B Loan, and collectively with the Term A Loan, the Term Loans), and a $750.0 million revolving credit facility (Revolver). Prior to the June 2024 Amendment, the Credit Facility included a term loan in the original principal amount of $350.0 million (Initial Term Loan) and a term loan in the original principal amount of $365.0 million (Incremental Term Loan), the outstanding borrowings under each of which were fully repaid with a substantial portion of the proceeds of the Term Loans, and commitments of $600.0 million under the Revolver.
The Term A Loan and the Revolver each mature in June 2029. The Term B Loan matures in June 2031. The Term A Loan and the Term B Loan require quarterly principal repayments of $3.125 million and $1.250 million, respectively, and each of the Term Loans requires a lump sum repayment of the remainder outstanding at maturity. We are also required to make annual prepayments of outstanding obligations under the Credit Facility (applied first to the Term Loans, then to the Revolver, in the manner set forth in the Credit Facility) ranging from 0% — 50% (based on a defined leverage ratio) of specified excess cash flow for the prior fiscal year. No prepayments based on excess cash flow were required in 2025, 2024, 2023, or will be required in 2026. In addition, prepayments of outstanding obligations under the Credit Facility (applied as described above)

may also be required in the amount of specified net cash proceeds received above a specified annual threshold (including proceeds from the disposal of certain assets). No prepayments based on net cash proceeds were required in 2025, 2024, 2023, or will be required in 2026. Any outstanding amounts under the Revolver are due at maturity.
Activity under our Credit Facility for the periods indicated is set forth below (in millions):

	Revolver (excluding L/C)	Term loans
Outstanding balances as of December 31, 2024	$—	$741.2
Amount borrowed in Q1 2025	310.0	—
Amount repaid in Q1 2025	(160.0)	(4.375)	(1)
Amount borrowed in Q2 2025	190.0	—
Amount repaid in Q2 2025	(250.0)	(4.375)	(1)
Amount repaid in Q3 2025	(90.0)	(4.375)	(1)
Amount repaid in Q4 2025	—	(4.375)	(1)
Outstanding balances as of December 31, 2025	$—	$723.7
(1)    Represents scheduled quarterly principal repayments under the Term Loans.
Interest we paid under the Credit Facility (included in "net cash provided by operating activities"), including the impact of our interest rate swap agreements (described below), was $42.4 million in 2025 (2024 — $44.6 million; 2023 — $45.3 million). Interest rates for outstanding borrowings under the Credit Facility at December 31, 2025, are described under "Capital Resources" below. Any increase in prevailing interest rates, margins, or amounts borrowed, would cause our interest expense to increase. Under the Credit Facility, we are required to pay a commitment fee on the unused portion of the Revolver, which is calculated based on a defined consolidated leverage ratio and the daily balance outstanding. Commitment fees paid in 2025 were $2.3 million (2024 — $2.0 million; 2023 — $1.6 million). In 2025, we paid $0.2 million (2024 — $11.1 million; 2023 — $0.4 million) in connection with security arrangements under, and/or the amendment of, our Credit Facility. We paid higher debt issuance costs in 2024 compared to 2025 and 2023 due to the June 2024 Amendment.
See "Operating Results — Finance Costs" above for a description of Finance Costs incurred in 2025, 2024 and 2023.
Principal payments of finance leases:
During 2025, we paid $11.5 million (2024 — $9.7 million; 2023 — $9.9 million) in principal payment of finance leases.
Proceeds from partial TRS settlements and re-strike transactions:
In each of September 2023 and February 2024, we terminated a portion of the TRS Agreement by reducing the notional amount by 0.5 million Common Shares and 1.25 million Common Shares, respectively, and received $5.0 million and $32.3 million from the counterparty, respectively, each of which was recorded in cash provided by financing activities in our consolidated statements of cash flows.
The value of the TRS Agreement is determined by comparing the market price of our Common Shares to the fixed price paid by the counterparty for such shares (Strike Price). In each of December 2025 and March 2025, we re-struck our TRS Agreement with a Strike Price of $288.87 per share and $91.58 per share, respectively, and received $246.6 million and $98.6 million from the counterparty, respectively, each of which was recorded in cash provided by financing activities in our consolidated statements of cash flows.
SBC cash settlements:
In 2025, we made a cash payment of $224.8 million (2024 — $84.6 million; 2023 — $7.7 million) for the withholding taxes in connection with the SBC awards that vested during the year. In 2023, we also settled a portion of employee RSUs and PSUs that vested during the year with a cash payment of $49.8 million.

In October 2023, in connection with the termination of a service agreement with Onex Corporation (Onex), our then-controlling shareholder, for the services of an Onex officer to serve as a director of Celestica, we paid Onex approximately $9.2 million in cash to settle Onex's then-outstanding DSUs.
Cash requirements:
Our working capital requirements can vary significantly from month-to-month due to a range of business factors, including the ramping of new programs, expansion of our services and business operations, timing of purchases, higher levels of inventory for new programs and anticipated customer demand, timing of payments and A/R collections, and customer forecasting variations. The international scope of our operations may also create working capital requirements in certain countries while other countries generate cash in excess of working capital needs. Moving cash between countries on a short-term basis to fund working capital is not always expedient due to local currency regulations, tax considerations, and other factors. As a result, we make intra-quarter borrowings and repayments under the Revolver (Intra-Quarter B/Rs) (see "Financing and Finance Costs — Credit Agreement" above for Intra-Quarter B/Rs we made in 2025), sell A/R through our A/R sales program, and/or participate in available customer SFPs when deemed necessary or desirable to effectively manage our short-term liquidity and working capital requirements. The timing and the amounts we borrow or repay under these facilities can vary significantly from month-to-month depending upon our cash requirements. As our operating activities provided funding for a substantial portion of our working capital needs, we sold fewer A/R under our A/R sales program and customer SFPs in each of 2025 and 2024 compared to 2023. See "Capital Resources" below for a description of our A/R sales program and SFPs.
Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we continue to believe that our current and projected sources of liquidity will be sufficient to fund our anticipated liquidity needs for the next twelve months and beyond. Specifically, we believe that cash flow from operating activities, together with cash on hand, availability under the Revolver ($739.2 million at December 31, 2025), potential availability under uncommitted intraday and overnight bank overdraft facilities, and cash from accepted sales of A/R, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements (including any required SBC share repurchases and SBC cash settlements, debt repayments and Finance Costs). See "Capital Resources" below. Notwithstanding the foregoing, although we anticipate that we will be able to repay or refinance outstanding obligations under our Credit Facility when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions, strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating performance may also be affected by matters discussed under the Risk Factors section of this Annual Report, of which this MD&A forms a part. These risks and uncertainties may adversely affect our long-term liquidity.
Contractual Obligations:
At December 31, 2025, we had known contractual obligations that require future payments as follows (in millions):

	Total	2026	2027	2028	2029	2030	Thereafter
Borrowings under Credit Facility(i)	$723.7	$17.5	$17.5	$17.5	$198.7	$5.0	$467.5
Lease obligations(ii)	242.1	52.3	41.0	32.7	28.9	28.0	59.2
Pension and non-pension post-employment plan estimated contributions(iii)	21.8	21.8	—	—	—	—	—
Binding purchase order obligations(iv)	9,782.0	9,495.3	273.1	10.2	3.4	—	—
Purchase obligations under IT support agreements	92.8	31.8	24.7	16.2	8.4	7.1	4.6
Total(v)	$10,862.4	$9,618.7	$356.3	$76.6	$239.4	$40.1	$531.3
(i)    Represents annual repayment of the Term Loans, as well as principal repayment obligations at maturity (June 2029 for borrowings under the Term A Loan and June 2031 for the Term B Loan), based on amounts outstanding at December 31, 2025, but excludes related interest and fees. See "Liquidity — Cash used in and provided by financing activities — Financing and Finance Costs" above for maturity dates, prepayment obligations, and annual interest and commitment fees paid under the Credit Facility in 2023 to 2025. See "Capital Resources" below and note 11 to our 2025 AFS for a description of the Credit Facility, including amounts outstanding thereunder, and applicable interest rates, commitment fee rates and margins. No mandatory principal prepayments of the Term Loans based on specified excess cash flow or net cash proceeds will be required in 2026, but we are currently unable to determine whether any such prepayments will be required thereafter. Payment defaults under the Credit Facility will incur interest on unpaid amounts at an annual rate equal to the sum of (i) 2%, plus (ii) the rate per annum otherwise applicable to such unpaid amounts, or if no rate is specified or available, the rate per annum applicable to Base Rate revolving loans. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts under the Credit Facility to be immediately due and payable, and may cancel the lenders' commitments to make further advances thereunder.
(ii)    Consists of lease payments associated with lease liabilities recognized on our consolidated balance sheet at December 31, 2025, and excludes $132.3 million of payments related to leases signed but not yet commenced at December 31, 2025. See note 7 to our 2025 AFS.
(iii)    The funding requirement for 2026 was based on our latest actuarial valuations. See note 16 to our 2025 AFS. A significant deterioration in the asset values or asset returns could lead to higher than expected future contributions. Adjustments to actuarial valuation measurements may also result in higher future cash contributions. We fund our pension and non-pension post-employment plan contributions from cash on hand. Although we have defined benefit plans that are currently in a net unfunded position, we do not expect our pension obligations will have a material adverse impact on our future results of operations, cash flows or liquidity.
(iv)    Consists of anticipated payments for purchase obligations recognized on our consolidated balance sheet at December 31, 2025 ($1,866.1 million recorded in A/P and $1,155.7 million recorded in accrued and other current liabilities and provisions, both included in the amount for 2026) and $6,760.2 million in outstanding purchase orders not recognized on our consolidated balance sheet at December 31, 2025, as the related services or purchases were not rendered or received (as applicable) at December 31, 2025. A substantial portion of these purchase orders are for standard inventory items which we have procured for specific customers based on their purchase orders or forecasts, under which such customers have contractually assumed liability for such material, if not consumed. In some cases, we have cash deposits from customers to help mitigate our exposure in connection with acquired inventory.
(v)    This table excludes $41.2 million of long-term deferred income tax liabilities and $65.6 million of other non-current liabilities and provisions primarily pertaining to warranties, as we are unable to reliably estimate the timing of any future payments related thereto. However, long-term liabilities included on our consolidated balance sheet at December 31, 2025 include these items. In addition, at December 31, 2025, our interest rate swap agreements require us to pay a fixed rate of interest with respect to an aggregate of $350.0 million outstanding under the Term Loans. These payments, however, are partially offset by related interest we receive, based on the variable interest rates swapped. As the offsets are not determinable and vary from quarter to quarter, this table also excludes the interest payments on our interest rate swap agreements. Further, we are party to the TRS Agreement to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. Under the TRS Agreement, the counterparty is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS Agreement over the agreement's term, in exchange for periodic payments made by us based on Secured Overnight Financing Rate (SOFR) plus a specified margin. Similarly, if the value of the TRS Agreement decreases over the term of such agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. As the interest payments will vary from period to period and the value of our Common Shares upon further Settlement cannot be determined at this time, this table also excludes the interest and or other payments that may be payable by us with respect to the TRS Agreement. See "Cash used in and provided by financing activities — Proceeds from partial TRS settlement and re-strike transactions" above for a description of partial TRS settlements and re-strike transactions.
Additional Commitments:
    At December 31, 2025, we had additional commitments that expire as follows (in millions):

	Total	2026	2027	2028	2029	2030	Thereafter
Foreign currency forward contracts and swaps notional amounts	$874.6	$874.6	$—	$—	$—	$—	$—
L/Cs, letters of guarantee and surety bonds(i)	48.9	18.3	0.6	0.8	10.8	0.7	17.7
Capital expenditures(ii)	257.7	257.7	—	—	—	—	—
Total	$1,181.2	$1,150.6	$0.6	$0.8	$10.8	$0.7	$17.7
(i)    Includes $10.8 million in L/Cs issued under our Revolver, which matures in June 2029. See "Liquidity — Cash used in and provided by financing activities — Financing and Finance Costs" above for the maturity dates of obligations under the Credit Facility.
(ii)    Based on our current plans, we anticipate capital spending for 2026 to be approximately 6% of currently anticipated revenue, and expect to fund these expenditures from cash generated from operations. Our intended 2026 capital spending reflects alignment of our global footprint with a multi-year capacity road maps of our key customers in support of their large-scale investments in data center infrastructure and AI capabilities. These capital expenditures include a combination of capacity additions and upgrades to manufacturing capabilities with expanded power availability, as well as additions of new design centers. See note 20 to our 2025 AFS.

Cash outlays for our contractual obligations and commitments identified in the tables above are expected to be funded from cash on hand, cash generated from operations and through the financing arrangements described below under "Capital Resources."
Financing Arrangements:
See "Liquidity — Cash used in and provided by financing activities — Financing and Finance Costs" above for maturity dates, prepayment obligations, and annual interest and commitment fees paid under the Credit Facility, as well as a description of Intra-Quarter B/Rs. Interest rates applicable to borrowings under the Credit Facility are described under "Capital Resources" below.
We do not believe that the aggregate amounts outstanding under our Credit Facility as at December 31, 2025 ($723.7 million under the Term Loans, and $10.8 million in ordinary course L/Cs), had or will have a material adverse impact on our liquidity, our results of operations or financial condition. In addition, we do not believe that Intra-Quarter B/Rs have had (or future Intra-Quarter B/Rs will have) a material adverse impact on our liquidity, results of operations or financial condition. See "Capital Resources" below for a description of our available sources of liquidity.
    However, our current outstanding indebtedness, and the mandatory prepayment provisions of the Credit Facility (described above), require us to use a portion of our cash flow to service such debt, and may reduce our ability to fund future acquisitions and/or capital expenditures; limit our ability to obtain additional financing for future investments, working capital, or other corporate purposes; limit our ability to refinance our indebtedness on terms acceptable to us or at all; limit our flexibility to plan for and adjust to changing business and market conditions; increase our vulnerability to general adverse economic and industry conditions; and/or reduce our debt agency ratings. Existing or increased third-party indebtedness could have a variety of other adverse effects, including: (i) default and foreclosure on our assets if refinancing is unavailable on acceptable terms and we have insufficient funds to repay the debt obligations when due; and (ii) acceleration of such indebtedness or cross-defaults if we breach applicable financial or other covenants and such breaches are not waived.
    The Credit Facility contains restrictive covenants that limit our ability to engage in specified types of transactions, and limit share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount, as well as specified financial covenants (See "Capital Resources" below). Our A/R sales program requires us to comply with certain covenants, including those relating to the fulfillment of payment obligations and restrictions on the sale, assignment or creation of liens, with respect to A/R sold under this agreement. See "Capital Resources" below for a description of our A/R sales program and customer SFPs.
We currently are and expect to remain in compliance with our Credit Facility covenants and A/R sales program covenants. However, our ability to maintain compliance with applicable covenants will depend on our ongoing financial and operating performance, which, in turn, may be impacted by economic conditions and financial, market, and competitive factors, many of which are beyond our control. A breach of any such covenants could result in a default under the instruments governing our indebtedness.
We expect to fund our Finance Costs with cash on hand.
TRS:
We are party to the TRS Agreement with a third-party bank to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. The TRS Agreement provides for automatic annual one-year extensions (subject to specified conditions), and may be terminated by either party (in whole or in part) at any time. The value of the TRS Agreement is determined by comparing the market price of our Common Shares to the Strike Price. The counterparty under the TRS Agreement is obligated to make a payment to us upon Settlement based on the increase (if any) in the value of the TRS Agreement over the TRS Agreement’s term, in exchange for periodic payments made by us based on SOFR plus a specified margin applied to the Equity Notional Amount (defined in the TRS Agreement as an amount equal to the product of (i) the number of Common Shares then subject to the TRS Agreement (notional quantity) multiplied by (ii) the Strike Price in effect). Similarly, if the value of the TRS Agreement decreases over the term of the TRS Agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. The TRS Agreement does not qualify for hedge accounting.

In each of September 2023 and February 2024, we terminated a portion of the TRS Agreement by reducing the notional amount by 0.5 million Common Shares and 1.25 million Common Shares, respectively, and received $5.0 million and $32.3 million from the counterparty, respectively. At December 31, 2025, our TRS Agreement had a notional quantity of 1.25 million Common Shares (December 31, 2024 — 1.25 million Common Shares). In each of December 2025 and March 2025, we re-struck our TRS Agreement with a Strike Price of $288.87 per share and $91.58 per share, respectively, and received $246.6 million and $98.6 million from the counterparty, respectively.
As the interest payments under the TRS Agreement will vary from period to period and the value of our Common Shares upon further Settlement cannot be ascertained in advance, we cannot determine future interest and/or other payments that may be payable by (or to) us with respect to our TRS Agreement. We expect to fund required payments under our TRS Agreement from cash on hand.
Repatriations:
At December 31, 2025, approximately 80% of our cash and cash equivalents were held by foreign subsidiaries outside of Canada. We have repatriated and expect to continue repatriating funds from our foreign subsidiaries. Repatriation of certain foreign funds could result in additional tax liabilities under current tax laws. We have recorded tax liabilities in our consolidated financial statements for the anticipated repatriations in the foreseeable future.
Capital Expenditures:
Our capital spending varies each period based on, among other things, the timing of new business wins and forecasted sales levels. See footnote (ii) to the "Additional Commitments" table above for a description of anticipated capital expenditures for 2026. We expect to fund these expenditures from cash generated from operations.
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
Lease Obligations:
At December 31, 2025, we recognized a total of $197.2 million of finance lease and operating lease obligations (December 31, 2024 — $196.8 million). Also see footnote (ii) to the "Contractual Obligations" table above. All lease obligations are expected to be funded with cash on hand and through the financing arrangements described below under "Capital Resources."
Litigation and contingencies:
In the normal course of our operations, we may be subject to litigation, investigations and other claims, including legal, regulatory and tax proceedings. Management believes that adequate provisions have been recorded where required. Although it is not always possible to estimate the extent of potential costs, if any, management believes that the ultimate resolution of all such currently pending matters will not have a material adverse impact on our financial performance, financial position or liquidity. See "Operating Results — Income taxes and tax contingencies" above for a description of the ongoing Romanian income and value-added tax matter and Thailand tax matters.
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

Capital Resources
Our capital resources consist of cash provided by operating activities, access to the Revolver, uncommitted intraday and overnight bank overdraft facilities, an uncommitted A/R sales program, uncommitted SFPs, and our ability to issue debt or equity securities. We regularly review our borrowing capacity and make adjustments, as permitted, for changes in economic conditions and changes in our requirements. We centrally manage our funding and treasury activities in accordance with corporate policies, and our main objectives are to ensure appropriate levels of liquidity, to have funds available for working capital or other investments we determine are required to grow our business, to comply with debt covenants, to maintain adequate levels of insurance, and to balance our exposures to market risks.
At December 31, 2025, we had cash and cash equivalents of $595.6 million (December 31, 2024 — $423.3 million), the majority of which was denominated in U.S. dollars. We also held cash and cash equivalents in the following currencies: British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi, Czech koruna, Euro, Hong Kong dollar, Indian rupee, Indonesian rupiah, Japanese yen, Korean won, Lao kip, Malaysian ringgit, Mexican peso, Philippine peso, Romanian leu, Singapore dollar, Taiwan dollar, and Thai baht. Our cash and cash equivalents are subject to intra-quarter swings, generally related to the timing of A/R collections, inventory purchases and payments, and other capital uses.
As of December 31, 2025, an aggregate of $723.7 million was outstanding under the Term Loans, and other than ordinary course L/Cs, no amounts were outstanding under the Revolver (December 31, 2024 — $741.2 million outstanding under our Term Loans, and other than ordinary course L/Cs, no amounts outstanding under the Revolver). See "Liquidity — Cash used in and provided by financing activities — Financing and Finance Costs" above for a discussion of amounts borrowed and repaid under our Credit Facility during 2025. Except under specified circumstances, and subject to the payment of breakage costs (if any), we are generally permitted to make voluntary prepayments of outstanding amounts under the Revolver and Term Loans without any other premium or penalty. Repaid amounts on the Term Loans may not be re-borrowed. Repaid amounts on the Revolver may be re-borrowed. At December 31, 2025, we had $739.2 million available under the Revolver for future borrowings, reflecting outstanding L/Cs issued under the Revolver (December 31, 2024 — $738.9 million of availability).
The Credit Facility has an accordion feature that allows us to increase the Term Loans and/or commitments under the Revolver by $200.0 million, plus an unlimited amount to the extent that a defined leverage ratio on a pro forma basis does not exceed specified limits, in each case on an uncommitted basis and subject to the satisfaction of certain terms and conditions. The Revolver also includes a $50.0 million sub-limit for swing-line loans, providing for short-term borrowings up to a maximum of ten business days, and a $150.0 million sub-limit for L/Cs, in each case subject to the overall Revolver credit limit. The Revolver permits us and certain designated subsidiaries to borrow funds (subject to specified conditions) for general corporate purposes, including for capital expenditures, certain acquisitions, and working capital needs.
Borrowings under the Revolver bear interest, depending on the currency of the borrowing and our election for such currency, at: (i) term SOFR (Term SOFR) plus 0.1% (Adjusted Term SOFR), (ii) Base Rate, (iii) Canadian Prime, (iv) an Alternative Currency Daily Rate, or (v) an Alternative Currency Term Rate plus a specified margin (each as defined in the Credit Facility). The margin for borrowings under the Revolver ranges from 1.50% to 2.25% for Adjusted Term SOFR, Alternative Currency Daily Rate or Alternative Currency Term Rate borrowings, and from 0.50% to 1.25% for Base Rate and Canadian Prime borrowings, in each case depending on the rate we select and a defined net leverage ratio. Commitment fees range from 0.30% to 0.45%, depending on our defined net leverage ratio. Outstanding amounts under the Term A Loan bear interest at Adjusted Term SOFR or Base Rate, plus a margin ranging from 1.50% — 2.25% for Adjusted Term SOFR borrowings and from 0.50% — 1.25% for Base Rate borrowings, in each case depending on the rate we select and our defined net leverage ratio. Outstanding amounts under the Term B Loan bear interest at Term SOFR plus 1.75% or the Base Rate plus 0.75%, depending on the rate we select. At December 31, 2025, outstanding amounts under the Term A Loan bore interest at Adjusted Term SOFR plus 1.75%; outstanding amounts under the Term B Loan bore interest at Term SOFR plus 1.75%; and no amounts were outstanding under the Revolver.
In order to partially hedge against our exposure to interest rate variability on our Term Loans, we are party to various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest. At December 31, 2025, associated with the Term A Loan, we had: (i) interest rate swaps with $80.0 million notional amount (entered in March 2025) expiring in June 2027; (ii) interest rate swaps with $40.0 million notional amount (entered in September 2025) expiring in June 2029; and (iii) interest rate swaps with $80.0 million notional amount (entered in March and September 2025) commencing June 2027 and expiring in June 2029. At December 31, 2025, associated with the Term B Loan, we had: (i) interest rate swaps with $230.0 million notional amount (entered in March and September 2025) expiring in June 2027; and (ii) interest rate swaps with $230.0 million notional amount (entered in March and September 2025) commencing in June 2027 and expiring in June 2029.
At December 31, 2025, the interest rate risk related to $373.7 million of borrowings under the Credit Facility was unhedged (December 31, 2024 — $411.2 million), consisting entirely of unhedged amounts outstanding under the Term Loans. A one-percentage point increase in applicable interest rates would increase interest expense, based on outstanding borrowings under the Credit Facility at December 31, 2025, and including the impact of our interest rate swap agreements, by $3.7 million annually. See note 18 to our 2025 AFS for further information regarding our interest rate swap agreements.
We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. Both at December 31, 2025 and at December 31, 2024, we were in compliance with all restrictive and financial covenants under the Credit Facility. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). The Repurchase Restriction did not prohibit Common Share purchases during 2023 to 2025 or at December 31, 2025. The obligations under the Credit Facility are guaranteed by us and certain specified subsidiaries. Subject to specified exemptions and limitations, all assets of the guarantors are pledged as security for the obligations under the Credit Facility. The Credit Facility contains customary events of default. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts outstanding under the Credit Facility to be immediately due and payable and may cancel the lenders' commitments to make further advances thereunder. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a specified default rate.
At December 31, 2025, we had $10.8 million outstanding in L/Cs under the Revolver (December 31, 2024 — $11.1 million). We also arrange bank guarantees and surety bonds outside of the Revolver. At December 31, 2025, we had $38.1 million of bank guarantees and surety bonds outstanding (December 31, 2024 — $23.0 million).
At December 31, 2025, we also had a total of $198.5 million in uncommitted bank overdraft facilities available for intraday and overnight operating requirements (December 31, 2024 — $198.5 million). There were no amounts outstanding under these overdraft facilities at December 31, 2025 or December 31, 2024.
We are party to an agreement with a third-party bank to sell up to $450.0 million in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon three months' prior notice, or by the bank upon specified defaults. We are required to comply with certain covenants, including those relating to the fulfillment of payment obligations and restrictions on the sale, assignment or creation of liens, with respect to A/R sold under this agreement. At December 31, 2025 and at December 31, 2024, we were in compliance with these covenants. We also participate in customer SFPs, pursuant to which we sell A/R from the relevant customer to third-party banks on an uncommitted basis to receive earlier payment. The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. A/R are sold under these arrangements net of discount charges. As our A/R sales program and the SFPs are on an uncommitted basis, there can be no assurance that any of the banks will purchase any of the A/R we intend to sell to them thereunder. However, as the A/R that we offer to sell under these programs are largely from customers we deem to be creditworthy, we believe that such offers will continue to be accepted. Both at December 31, 2025 and at December 31, 2024, there was no outstanding utilization under our A/R sales program and under our SFPs. During 2025, we sold an aggregate of approximately $122 million under our A/R sales program and customer SFPs (2024 — approximately $182 million; 2023 — approximately $1,959 million). At December 31, 2025, we participated in three customer SFPs (one CCS segment customer and two ATS segment customers). In early February 2026, we terminated the SFP with our CCS segment customer. We vary the amounts we offer to sell under our A/R sales program and customer SFPs depending on our short-term ordinary course cash requirements.
    The timing and the amounts we borrow and repay under our Revolver (including Intra-Quarter B/Rs) and overdraft facilities, or sell under the SFPs or our A/R sales program, can vary significantly from month-to-month depending on our working capital and other cash requirements. See "Operating Results — Finance Costs" and "Liquidity — Cash used in and provided by financing activities — Financing and Finance Costs" and "Liquidity — Cash requirements — Financing Arrangements" above.

    Our strategy on capital risk management has not changed significantly since the end of 2024. While some of our international operations are subject to government restrictions on the flow of capital into and out of their jurisdictions, these restrictions have not had a material impact on our operations or cash flows.
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk for description of our financial risks.
Outstanding Share Data
At February 19, 2026, we had 114,967,854 outstanding Common Shares. As of such date, we also had 38,629 outstanding stock options, 611,562 outstanding RSUs, 782,929 outstanding PSUs assuming vesting of 100% of the target amount granted (PSUs that will vest range from 0% to 200% of the target amount granted), and 444,563 outstanding DSUs; each vested option or unit entitling the holder thereof to receive one Common Shares (or in certain cases, cash) pursuant to the terms thereof, subject to certain time or performance-based vesting conditions.
Unaudited Quarterly Financial Highlights
Q4 2025 compared to Q4 2024:
    Total revenue for Q4 2025 of $3,654.9 million increased $1,109.2 million or 44% compared to Q4 2024. ATS segment revenue in Q4 2025 decreased by $10.7 million (1%) compared to Q4 2024, driven by the discontinuation of the margin dilutive program in our A&D business and lower volumes in our Capital Equipment business, largely offset by increased demand in the other ATS businesses. CCS segment revenue increased $1,119.9 million (64%) in Q4 2025 compared to Q4 2024. Communications end market revenue increased $934.6 million (79%), driven by the strong demand and program ramps in our networking switch business. Enterprise end market revenue increased $185.3 million (33%), primarily due to the acceleration of the next-generation AI/ML compute program with one of our hyperscaler customers. HPS revenue for Q4 2025 of approximately $1.4 billion increased 72% compared to Q4 2024, driven by ramping volumes in our networking switch programs with multiple hyperscaler customers. Gross profit for Q4 2025 increased by $135.9 million (46%) compared to Q4 2024, primarily due to higher revenue in Q4 2025. Gross margin increased from 11.7% in Q4 2024 to 11.8% in Q4 2025, primarily due to higher volumes and strong productivity. CCS segment income for Q4 2025 of $240.2 million increased $103.6 million from Q4 2024 due to increase in CCS segment revenue. CCS segment margin increased from 7.9% in Q4 2024 to 8.4% in Q4 2025, driven by improved operating leverage. ATS segment income for Q4 2025 of $42.1 million increased by $5.1 million from Q4 2024 and ATS segment margin increased from 4.6% in Q4 2024 to 5.3% in Q4 2025, primarily driven by improved profitability in our A&D business, aided by the discontinuation of the margin dilutive program. Net earnings for Q4 2025 of $267.5 million increased by $115.8 million compared to net earnings of $151.7 million for Q4 2024, primarily due to the $135.9 million in higher gross profit, partially offset by $12.5 million in higher SG&A. SG&A in Q4 2025 increased compared to Q4 2024, mainly due to higher variable compensation and foreign exchange losses.
Q4 2025 compared to Q3 2025:
    Total revenue for Q4 2025 of $3,654.9 million increased $460.9 million or 14% compared to Q3 2025. ATS segment revenue in Q4 2025 increased by $14.1 million (2%) compared to Q3 2025, primarily driven by increased demand in most of our ATS businesses. CCS segment revenue increased $446.8 million (19%) in Q4 2025 compared to Q3 2025. Communications end market revenue increased $171.7 million (9%) sequentially, driven by the strong demand and program ramps in our networking switch business. Enterprise end market revenue increased $275.1 million (59%) sequentially, driven by the acceleration of the next-generation AI/ML compute program with a hyperscaler customer. Gross profit for Q4 2025 increased sequentially by $17.0 million (4%) primarily due to higher revenue in Q4 2025. Gross margin decreased from 13.0% in Q3 2025 to 11.8% in Q4 2025, primarily due to unfavorable mix, as well as lower favorable TRS FVAs recorded in cost of sales in Q4 2025 ($27.7 million gain in Q4 2025, compared to $48.5 million gain in Q3 2025). CCS segment income for Q4 2025 of $240.2 million increased $40.8 million from Q3 2025 due to sequential increase in CCS segment revenue. CCS segment margin increased from 8.3% in Q3 2025 to 8.4% in Q4 2025. ATS segment income for Q4 2025 of $42.1 million decreased by $0.7 million from Q3 2025. ATS segment margin decreased from 5.5% in Q3 2025 to 5.3% in Q4 2025. Net earnings for Q4 2025 of $267.5 million decreased $0.3 million compared to net earnings of $267.8 million for Q3 2025, primarily due to $31.7 million in higher SG&A expense, largely offset by $17.0 million in higher gross profit and $9.3 million in lower income tax expense. SG&A in Q4 2025 increased from Q3 2025 primarily due to lower favorable TRS FVAs recorded in SG&A in Q4 2025 ($33.7 million gain in Q4 2025, compared to $64.8 million gain in Q3 2025). Income tax expense in Q4 2025 decreased from Q3 2025 primarily due to a valuation allowance release, partially offset by accruals for tax uncertainties.

Summary of Selected Q4 2025 Results:

	Q4 2025 Actual	Q4 2025 Guidance
Revenue (in billions)	$3.655	$3.325 to $3.575
GAAP earnings from operations as a % of revenue	8.6%	N/A
GAAP EPS (1)	$2.31	N/A
Adjusted operating margin (non-GAAP)*	7.7%	7.6% at the mid-point of our revenue and adjusted EPS (non-GAAP) guidance ranges
Adjusted EPS (non-GAAP)*	$1.89	$1.65 to $1.81
*    See "Non-GAAP Financial Measures" below.
(1)    GAAP EPS for Q4 2025 included an aggregate charge of $0.25 per share (pre-tax) for employee SBC expense, amortization of intangible assets (excluding computer software), and restructuring charges. See "Operating Results" above and "Non-GAAP Financial Measures" below for per-item charges. This aggregate charge was within our previously communicated Q4 2025 anticipated range of between $0.23 to $0.29 per share (pre-tax) for these items. GAAP EPS for Q4 2025 also included $0.53 per share (pre-tax) positive impact attributable to TRS FVAs.
For Q4 2025, our revenue exceeded the high end of our guidance range due to higher than anticipated customer demand, particularly in our CCS segment. Our non-GAAP adjusted operating margin for Q4 2025 exceeded the mid-point of our revenue and non-GAAP adjusted EPS guidance ranges and our Q4 2025 adjusted EPS exceeded the high end of our guidance range, primarily driven by stronger than anticipated operating leverage in our CCS segment. Our GAAP effective tax rate for Q4 2025 was 11%. Our adjusted effective tax rate (non-GAAP) for Q4 2025 was 19%, lower than our anticipated estimate of approximately 20%, primarily due to a valuation allowance release, which was largely offset by accruals for tax uncertainties and jurisdictional profit mix.
Non-GAAP Financial Measures:
Management uses non-GAAP financial measures (including ratios based on GAAP financial measures) described herein to (i) assess operating performance, financial leverage and the effective use and allocation of resources, (ii) provide more normalized period-to-period comparisons of operating results, (iii) enhance investors' understanding of the core operating results of our business, and (iv) set management incentive targets. We believe the non-GAAP financial measures enable investors to evaluate and compare our results from operations by excluding specific items that we do not consider to be reflective of our core operations, to evaluate cash resources that we generate from our business each period, to analyze operating results using the same measures our chief operating decision maker uses to measure performance, and to help compare our results with those of our competitors. In addition, management believes that the use of adjusted tax expense and adjusted effective tax rate provides additional transparency into the tax effects of our core operations, and are useful to management and investors for historical comparisons and forecasting. These non-GAAP financial measures reflect management’s belief that the excluded items are not indicative of our core operations.
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

Our non-GAAP financial measures are calculated by making the following adjustments as applicable to our GAAP financial measures:

Employee SBC expense, which represents the estimated fair value of stock options, RSUs and PSUs granted to employees, is excluded because grant activities vary significantly from quarter-to-quarter in both quantity and fair value. We believe excluding this expense allows us to compare core operating results with those of our competitors, who also generally exclude employee SBC expense in assessing operating performance, and may have different granting patterns, equity awards and valuation assumptions.
Total return swap fair value adjustments (TRS FVAs) represent mark-to-market adjustments to our TRS Agreement, as the TRS Agreement is re-measured at fair value at each quarter end. We exclude the impact of these non-cash fair value adjustments (which reflect fluctuations in the market price of our Common Shares recorded in cost of sales and SG&A) from period to period as such fluctuations do not represent our ongoing operating performance. In addition, we believe that excluding these non-cash adjustments permits a helpful comparison of our core operating results to our competitors.

Transitional hedge reclassifications and adjustments related to foreign currency forward contracts (FCC Transitional ADJ) were specifically driven by our transition from IFRS to GAAP. For the purpose of determining our non-GAAP measures, FCC Transitional ADJ were made to cost of sales and SG&A. Our foreign currency forward contracts that we entered prior to 2024 were accounted for as either cash flow hedges (qualified for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024, resulting in FCC Transitional ADJ. Had we been able to designate those foreign currency forward contracts under GAAP from their inception, they would have qualified as cash flow or economic hedges under GAAP, and no FCC Transitional ADJ would have been required under GAAP. FCC Transitional ADJ do not reflect the on-going operational impacts of our hedging activities and are excluded in assessing operating performance.

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

Restructuring and Other Charges (Recoveries) consist of, when applicable: Restructuring Charges (Recoveries) (defined below); Transition Costs (Recoveries) (defined below); consulting, transaction and integration costs related to potential and completed acquisitions; legal settlements (recoveries); and, where applicable, related costs pertaining to our transition as a U.S. domestic filer. We exclude these charges and recoveries because we believe that they are not directly related to ongoing operating results and do not reflect our expected future operating expenses after completion of the relevant actions. Our competitors may record similar items at different times, and we believe these exclusions permit a helpful comparison of our core operating results with those of our competitors who also generally exclude these items in assessing operating performance.

Restructuring Charges (Recoveries), consist of costs or recoveries relating to: employee severance, site closings and consolidations, accelerated depreciation of owned and leased property and equipment which are no longer used and are held for sale, and reductions in infrastructure.

Transition Costs (Recoveries) consist of costs and recoveries in connection with: (i) the transfer of manufacturing lines from closed sites to other sites within our global network; (ii) the sale of real properties unrelated to restructuring actions; and (iii) specified charges or recoveries related to the Purchaser Lease. Transition Costs consist of direct relocation and duplicate costs (such as rent expense, utility costs, depreciation charges, and personnel costs) incurred during the transition periods, as well as cease-use and other costs incurred in connection with idle or vacated portions of the relevant premises that we would not have incurred but for these relocations, transfers and dispositions. As part of our 2019 Toronto real property sale, we entered into the Purchaser Lease for our then-anticipated headquarters. In November 2022, we extended the lease (on a long-term basis) on our current corporate headquarters due to several Purchaser Lease commencement date delays. In Q3 2023 and Q2 2025, we executed sublease agreements for the leased space under the Purchaser Lease. We record charges related to the sublet of the Purchaser Lease (which commenced in June 2024) as Transition Costs. We believe that excluding Transition Costs and Recoveries permits a helpful comparison of our core operating results from period-to-period, as they do not reflect our ongoing operations once these specified events are complete.

Miscellaneous Expense (Income) consists primarily of: (i) certain net periodic benefit costs (credits) related to our pension and post-employment benefit plans consisting of interest costs, expected returns on plan balances, and amortization of actuarial gains or losses; (ii) gains on insurance claims settlement; and (iii) gains or losses related to foreign currency forward contracts and interest rate swaps that we entered into prior to 2024. Those derivative instruments were accounted for as either cash flow hedges (qualifying for hedge accounting) or economic hedges under IFRS. However, those contracts were not accounted for as such under GAAP until January 1, 2024. Certain gains and losses related to those contracts were recorded in Miscellaneous Expense (Income). See FCC Transitional ADJ above. We exclude such items because we believe they are not directly related to our ongoing operating results.

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

Non-GAAP free cash flow is defined as cash provided by (used in) operations less the purchase of property, plant and equipment (net of proceeds from the sale of certain surplus assets, when applicable). Free cash flow does not represent residual cash flow available to Celestica for discretionary expenditures. Management uses free cash flow as a measure, in addition to GAAP cash provided by (used in) operations, to assess our operational cash flow performance. We believe free cash flow provides another level of transparency to our ability to generate cash from normal business operations.

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

The determination of the GAAP effective tax rate and adjusted effective tax rate (non-GAAP) is described in footnote 1 to the table below.
The following table sets forth, for the periods indicated, the various non-GAAP financial measures discussed above, and a reconciliation of non-GAAP financial measures to the most directly comparable financial measures determined under GAAP (in millions, except percentages and per share amounts):

	Three months ended December 31				Year ended December 31
	2025		2024		2025		2024
		% of revenue		% of revenue		% of revenue		% of revenue
GAAP revenue	$3,654.9		$2,545.7		$12,390.9		$9,646.0

GAAP gross profit	$433.1	11.8%	$297.2	11.7%	$1,494.1	12.1%	$1,033.7	10.7%
Employee SBC expense	6.0		4.6		30.2		24.8
TRS FVAs: (gains)	(27.7)		(22.4)		(109.3)		(39.6)
FCC Transitional ADJ	—		0.4		—		0.1
Adjusted gross profit (non-GAAP)	$411.4	11.3%	$279.8	11.0%	$1,415.0	11.4%	$1,019.0	10.6%

GAAP SG&A	$70.1	1.9%	$57.6	2.3%	$259.9	2.1%	$293.5	3.0%
Employee SBC expense	(7.0)		(5.5)		(39.6)		(32.6)
TRS FVAs: gains	33.7		29.1		143.7		51.4
FCC Transitional ADJ	—		—		—		1.4
Adjusted SG&A (non-GAAP)	$96.8	2.6%	$81.2	3.2%	$364.0	2.9%	$313.7	3.3%

GAAP earnings from operations	$314.4	8.6%	$202.6	8.0%	$1,040.7	8.4%	$599.3	6.2%
Employee SBC expense	13.0		10.1		69.8		57.4
TRS FVAs: (gains)	(61.4)		(51.5)		(253.0)		(91.0)
FCC Transitional ADJ	—		0.4		—		(1.3)
Amortization of intangible assets (excluding computer software)	9.9		9.9		39.8		38.8
Restructuring and other charges, net of recoveries	6.4		2.1		29.7		19.4
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$282.3	7.7%	$173.6	6.8%	$927.0	7.5%	$622.6	6.5%

GAAP net earnings	$267.5	7.3%	$151.7	6.0%	$832.5	6.7%	$428.0	4.4%
Employee SBC expense	13.0		10.1		69.8		57.4
TRS FVAs: (gains)	(61.4)		(51.5)		(253.0)		(91.0)
FCC Transitional ADJ	—		0.4		—		(1.3)
Amortization of intangible assets (excluding computer software)	9.9		9.9		39.8		38.8
Restructuring and other charges, net of recoveries	6.4		2.1		29.7		19.4
Miscellaneous Expense	0.5		1.2		4.9		15.0
Adjustments for taxes (1)	(17.1)		6.3		(20.5)		(5.5)
Adjusted net earnings (non-GAAP)	$218.8	6.0%	$130.2	5.1%	$703.2	5.7%	$460.8	4.8%

Diluted EPS
Weighted average # of shares (in millions)	115.9		117.3		116.2		118.7
GAAP EPS	$2.31		$1.29		$7.16		$3.61
Adjusted EPS (non-GAAP)	$1.89		$1.11		$6.05		$3.88
# of shares outstanding at period end (in millions)	114.9		116.1		114.9		116.1

GAAP cash provided by operations	$250.6		$143.4		$659.5		$473.9
Purchase of property, plant and equipment, net of sales proceeds	(94.7)		(47.6)		(201.2)		(168.0)
Free cash flow (non-GAAP)	$155.9		$95.8		$458.3		$305.9

GAAP ROIC %	48.0%		34.0%		41.6%		26.1%
Adjusted ROIC % (non-GAAP)	43.1%		29.1%		37.1%		27.2%

(1)    The adjustments for taxes represent the tax effects (reflecting applicable effective tax rates) of the non-core items, which include our non-GAAP adjustments above.
    Our GAAP effective tax rate is calculated as (i) GAAP tax expense divided by (ii) earnings from operations minus Finance Costs and Miscellaneous Expense (Income) recorded on our statements of operations; our adjusted effective tax rate (non-GAAP) is calculated as (i) adjusted tax expense (non-GAAP) divided by (ii) adjusted operating earnings (non-GAAP) minus Finance Costs. The following table sets forth, for the periods indicated, our calculation of GAAP effective tax rate and adjusted effective tax rate (non-GAAP):

	Three months ended December 31		Year ended December 31
	2025	2024	2025	2024
GAAP tax expense	$33.8	$37.8	$150.7	$104.2

Earnings from operations	$314.4	$202.6	$1,040.7	$599.3
Finance Costs	(12.6)	(11.9)	(52.6)	(52.1)
Miscellaneous Expense	(0.5)	(1.2)	(4.9)	(15.0)
	$301.3	$189.5	$983.2	$532.2
GAAP effective tax rate	11%	20%	15%	20%

Adjusted tax expense (non-GAAP)	$50.9	$31.5	$171.2	$109.7

Adjusted operating earnings (non-GAAP)	$282.3	$173.6	$927.0	$622.6
Finance Costs	(12.6)	(11.9)	(52.6)	(52.1)
	$269.7	$161.7	$874.4	$570.5
Adjusted effective tax rate (non-GAAP)	19%	19%	20%	19%
The following table sets forth, for the periods indicated, our calculation of GAAP ROIC % and non-GAAP adjusted ROIC % (in millions, except GAAP ROIC % and non-GAAP adjusted ROIC %):

	Three months ended December 31		Year ended December 31
	2025	2024	2025	2024
GAAP earnings from operations	$314.4	$202.6	$1,040.7	$599.3
Multiplier to annualize earnings	4	4	1	1
Annualized GAAP earnings from operations	$1,257.6	$810.4	$1,040.7	$599.3

Average net invested capital for the period*	$2,619.5	$2,386.7	$2,498.7	$2,292.4

GAAP ROIC %	48.0%	34.0%	41.6%	26.1%

	Three months ended		Year ended
	December 31		December 31
	2025	2024	2025	2024
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$282.3	$173.6	$927.0	$622.6
Multiplier to annualize earnings	4	4	1	1
Annualized adjusted EBIAT (non-GAAP)	$1,129.2	$694.4	$927.0	$622.6

Average net invested capital for the period*	$2,619.5	$2,386.7	$2,498.7	$2,292.4

Adjusted ROIC % (non-GAAP)	43.1%	29.1%	37.1%	27.2%

	December 31 2025	September 30 2025	June 30 2025	March 31 2025	December 31 2024
Net invested capital consists of:
Total assets	$7,213.1	$6,606.7	$6,241.1	$5,834.9	$5,988.2
Less: cash	595.6	305.9	313.8	303.0	423.3
Less: ROU assets (operating and finance leases)	173.1	178.9	174.9	178.6	180.8
Less: A/P, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	3,882.0	3,445.4	3,265.7	3,000.3	2,969.2
Net invested capital at period end*	$2,562.4	$2,676.5	$2,486.7	$2,353.0	$2,414.9

	December 31 2024	September 30 2024	June 30 2024	March 31 2024	December 31 2023
Net invested capital consists of:
Total assets	$5,988.2	$5,924.8	$5,872.8	$5,711.5	$5,890.5
Less: cash	423.3	398.5	434.0	308.1	370.4
Less: ROU assets (operating and finance leases)	180.8	186.3	200.1	196.1	170.0
Less: A/P, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	2,969.2	2,981.6	2,946.2	2,992.6	3,168.4
Net invested capital at period end*	$2,414.9	$2,358.4	$2,292.5	$2,214.7	$2,181.7
* We use a two-point average to calculate average net invested capital for the quarter and a five-point average to calculate average net invested capital for the 12-month period. Average net invested capital for Q4 2025 is the average of net invested capital as at December 31, 2025 and September 30, 2025, and average net invested capital for 2025 is the average of net invested capital as at December 31, 2025, September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024.
Recently Issued Accounting Pronouncements
New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included in Note 2 to the 2025 AFS included in this Annual Report.
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
Exchange Rate Risk
Due to the global nature of our operations, we are subject to translation and transaction risks associated with fluctuations in currency exchange rates. Although the majority of our cash balances, pricing to customers, and materials costs are denominated in U.S. dollars, a significant portion of our non-materials costs (including payroll, pensions, site costs, costs of locally sourced supplies and inventory, and income taxes) are denominated in various other currencies. As a result, we may experience foreign exchange gains or losses on translation or transactions due to currency fluctuations. Our non-U.S. currency exposures consist of: British pound sterling, Brazilian real, Canadian dollar, Chinese renminbi, Czech koruna, Euro, Hong Kong dollar, Indian rupee, Indonesian rupiah, Japanese yen, Korean won, Lao kip, Malaysian ringgit, Mexican peso, Philippine peso, Romanian leu, Singapore dollar, Taiwan dollar, and Thai baht.
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
The table below presents the notional amounts (the U.S. dollar equivalent amounts of the foreign currency buy/sell contracts at hedge rates), weighted average exchange rates by expected (contractual) maturity dates, and the fair values of our outstanding foreign currency forward contracts and swaps at December 31, 2025. These notional amounts are used to calculate the contractual payments to be exchanged under the contracts. At December 31, 2025, we had foreign currency contracts and swaps covering various currencies with an aggregate notional amount of $874.6 million (December 31, 2024 — $748.0 million). These contracts had a fair value net unrealized gain of $13.2 million at December 31, 2025 (December 31, 2024 — $18.5 million net unrealized loss), resulting from fluctuations in foreign exchange rates between the contract execution and year-end date.

At December 31, 2025, we had foreign currency forward contracts and swaps to trade U.S. dollars in exchange for the following currencies, all of which mature in 2026:

Currency Forward and Swap Agreements	Contract amount (in millions)	Average exchange rate*	Fair value gain (loss) (in millions)
Receive C$/Pay U.S.$	$206.3	0.73	$2.1
Receive Thai Baht/Pay U.S.$	247.2	0.03	2.7
Receive Malaysian Ringgit/Pay U.S.$	94.7	0.24	3.2
Receive Mexican Peso/Pay U.S.$	89.2	0.05	3.6
Receive British Pound Sterling/Pay U.S.$	7.9	1.35	0.1
Receive Chinese Renminbi/Pay U.S.$	57.7	0.14	0.4
Pay Euro/Receive U.S.$	38.9	1.17	0.3
Receive Romanian Leu/Pay U.S.$	50.2	0.22	1.1
Receive Singapore Dollar/Pay U.S.$	52.8	0.78	(0.2)
Receive Indonesian Rupiah/Pay U.S.$	16.1	0.0001	(0.1)
Pay Japanese Yen/Receive U.S.$	5.7	0.007	0.2
Receive Korean Won/Pay U.S.$	7.9	0.001	(0.2)
Total	$874.6		$13.2
*    Average exchange rate represents the U.S. dollar equivalent of one unit of the foreign currency, weighted based on the notional amounts of the underlying foreign currency forward and swap contracts outstanding at December 31, 2025.
Interest Rate Risk
    Borrowings under the Credit Facility bear interest at specified rates, plus specified margins. See note 11 to the 2025 AFS included herein. Our borrowings under this facility at December 31, 2025 totaled $723.7 million, comprised of amounts outstanding under our Term Loans, and other than ordinary course letters of credit, no amounts outstanding under the Revolver. These borrowings expose us to interest rate risk due to the potential variability in market interest rates. Assuming our outstanding aggregate borrowings under the Credit Facility as at December 31, 2025 as described above (December 31, 2024 — aggregate outstanding borrowings of $741.2 million), and without accounting for the interest rate swap agreements described below, a one-percentage point increase in applicable interest rates would increase our interest expense by $7.2 million annually (December 31, 2024 — an increase of $7.4 million annually).
We have entered into agreements to swap the variable interest rates with fixed rates of interest with respect to a portion of the amounts outstanding under the Term Loans. As of December 31, 2025, we had interest rate swaps hedging the interest rate risk associated with $120.0 million of our Term A Loan borrowings and $230.0 million of our Term B Loan borrowings. At December 31, 2025, the interest rate risk related to $373.7 million of borrowings under the Credit Facility was unhedged, consisting of unhedged amounts outstanding under the Term Loans and no amounts outstanding (other than ordinary course letters of credit) under the Revolver (December 31, 2024 — $411.2 million, consisting of unhedged amounts under the Term Loans and no amounts outstanding (other than ordinary course letters of credit) under the Revolver). Including the impact of interest rate swap agreements outstanding as of December 31, 2025, a one-percentage point increase in relevant interest rates would increase interest expense, based on the outstanding borrowings under the Credit Facility at December 31, 2025, by $3.7 million annually (December 31, 2024 — $4.1 million).
At December 31, 2025, the fair value of our interest rate swap agreements was a net unrealized loss of $2.4 million (December 31, 2024 — an unrealized gain of $6.6 million). A downward shift of the forward interest rate curve would result in a further loss.
See Item 7, MD&A — "Liquidity — Cash requirements — TRS" for a description of our TRS Agreement. At December 31, 2025, our TRS Agreement had a notional quantity of 1.25 million Common Shares and a Strike Price of $288.87 per share. Interest payments on our TRS Agreement are based on a variable interest rate. Based on the notional quantity and the Strike Price in effect as of December 31, 2025, a one-percentage point increase in the applicable interest rate would increase interest expense by $3.6 million annually. Also see "Equity Price Risk" below.

Equity Price Risk
See Item 7, MD&A — "Liquidity — Cash requirements — TRS" for a description of our TRS Agreement. If the value of the TRS Agreement decreases over the agreement's term, we are obligated to pay the counterparty the amount of such decrease upon Settlement. As a result, the TRS Agreement is subject to equity price risk. A one-dollar decrease in our Common Share price would decrease the value of the TRS Agreement as of December 31, 2025 by $1.3 million.
At December 31, 2025, the fair value of the TRS Agreement was an unrealized gain of $7.2 million (December 31, 2024 — unrealized gain of $99.4 million).
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
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a financial loss to us. We believe our credit risk of counterparty non-performance continues to be relatively low. We are in regular contact with our customers, suppliers and logistics providers, and to date have not experienced significant counterparty credit-related non-performance. However, if a key supplier (or any company within such supplier's supply chain) or customer fails to comply with their contractual obligations, this could result in a significant financial loss to us. We would also suffer a significant financial loss if an institution from which we purchased foreign currency forward contracts or swaps, interest rate swaps or annuities for our pension plans, or the counterparty to our TRS Agreement, defaults on their contractual obligations. With respect to pension obligations, we retain ultimate responsibility for the payment of benefits to plan participants unless and until such pension plans are wound-up. With respect to our financial market activities, we have adopted a policy of dealing only with counterparties we deem to be creditworthy to help mitigate the risk of financial loss from defaults. We monitor the credit risk of the counterparties with whom we conduct business, through a combined process of credit rating reviews and portfolio reviews.
We also provide unsecured credit to our customers in the normal course of business. Customer exposures that potentially subject us to credit risk include our A/R, inventory on hand, and non-cancellable purchase orders in support of customer demand. From time to time, we extend the payment terms applicable to certain customers and/or provide longer payment terms when deemed commercially reasonable. Longer payment terms could adversely impact our working capital requirements, and increase our financial exposure and credit risk. We attempt to mitigate customer credit risk by monitoring our customers' financial condition and performing ongoing credit evaluations as appropriate. In certain instances, we obtain letters of credit or other forms of security from our customers. We may also purchase credit insurance from a financial institution to reduce our credit exposure to certain customers. We consider credit risk in determining our allowance for credit losses, and we believe that such allowance, as adjusted from time to time, is adequate. We assess the financial stability and liquidity of our customers to identify customers we believe to be at greatest risk of default. We also monitor, and/or develop plans intended to mitigate any identified exposures. At December 31, 2025, less than 2% of our gross A/R was over 90 days past due (December 31, 2024 — less than 1%). A/R are net of an allowance for credit losses of $30.5 million at December 31, 2025 (December 31, 2024 — $10.1 million). We recorded expected credit losses of $18.2 million in SG&A in 2025 (2024 — $2.8 million; 2023 — $2.2 million).
Liquidity Risk
Liquidity risk is the risk that we may not have cash available to satisfy our financial obligations as they come due. We manage liquidity risk by maintaining a portfolio of liquid funds and investments and having access to a revolving credit facility, uncommitted intraday and overnight bank overdraft facilities, an A/R sales program and customer SFPs. Since our A/R sales program and customer SFPs are each uncommitted, there can be no assurance that any participant bank will purchase any of the A/R that we wish to sell. We believe, however, that cash flow from operating activities, together with cash on hand, cash from accepted sales of A/R, and borrowings available under the Revolver and potentially available under uncommitted intraday and overnight bank overdraft facilities are sufficient to fund our currently anticipated financial obligations, and will remain available in the current environment.
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
Management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures are effective to meet the requirements of Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
KPMG LLP, Chartered Professional Accountants, the independent registered public accounting firm that audited the 2025 AFS included in this Annual Report, has issued an attestation report on our internal control over financial reporting, which report appears on page F-2 of this Annual Report.
Changes in internal control over financial reporting:
We did not identify any change in our internal control over financial reporting in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) under the U.S. Exchange Act that occurred during 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference to the 2026 Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

We have adopted insider trading policies and procedures applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2026 Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2026 Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2026 Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the 2026 Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Part IV
Item 15. Exhibits and Financial Statement Schedules
1.    Financial Statements:
The following financial statements have been filed as part of this Annual Report:

2.    Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts — Years Ended December 31

Other schedules are omitted because they are either not applicable or not required or the information is presented in the 2025 AFS or notes thereto.

Reserve for excess and obsolete inventory (in millions):	Balance at beginning of period	Additions and adjustments charged to operations	Write-offs	Balance at end of period
Year Ended December 31, 2025	$119.6	$48.3	$(28.4)	$139.5
Year Ended December 31, 2024	$105.1	$49.0	$(34.5)	$119.6
Year Ended December 31, 2023	$71.1	$59.9	$(25.9)	$105.1

Valuation allowance for deferred taxes (in millions):	Balance at beginning of period	Additions charged to costs and expenses	Additions/ (reductions) charged to other accounts	Reductions charged to costs and expenses	Balance at end of period
Year Ended December 31, 2025	$386.0	$59.2	$(1.6)	$(90.0)	$353.6
Year Ended December 31, 2024	$381.1	$17.4	$(4.1)	$(8.4)	$386.0
Year Ended December 31, 2023	$400.7	$21.3	$2.3	$(43.2)	$381.1

3.    Exhibits

The following exhibits have been filed as part of this Annual Report:

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.
3.1	Certificate and Restated Articles of Incorporation effective April 25, 2024	6-K	001-14832	April 25, 2024	99.2
3.2	Certificate and Articles of Amendment, effective April 25, 2024	6-K	001-14832	April 25, 2024	99.1
3.3	Amended and Restated By-law No. 1	6-K	001-14832	February 28, 2024	99.3
3.4	By-law No. 2	8-K	001-14832	January 31, 2025	3.1
4.1	Form of Common Share Certificate	6-K	001-14832	April 25, 2024	99.3
4.2	Form of Indenture	F-3	333-221144	October 26, 2017	4.6
4.3	Description of Securities	10-K	001-14832	March 3, 2025	4.3
10.1	Amended Executive Employment Agreement between the Company and Robert A. Mionis, dated July 25, 2024*†	10-K	001-14832	March 3, 2025	10.1
10.2	Form of Executive Officer Offer Letter (U.S.)*	10-K	001-14832	March 3, 2025	10.2
10.3	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of January 29, 2014*	6-K	001-14832	July 9, 2014	99.1
10.4	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of July 22, 2015*	6-K	001-14832	July 29, 2015	99.1
10.5	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of October 19, 2015*	20-F	001-14832	March 7, 2016	4.5
10.6	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of October 19, 2016*	20-F	001-14832	March 13, 2017	4.7
10.7	Amended and Restated Celestica Inc. Long-Term Incentive Plan as of July 25, 2024*	10-K	001-14832	March 3, 2025	10.7
10.8	2025 Long Term Incentive Plan, effective June 17, 2025*	DEF 14A	001-14832	April 29, 2025	Appendix B
10.9	Form of Award Agreement under the Celestica Inc. 2025 Long Term Incentive Plan (RSU)*	10-Q	001-14832	July 28, 2025	10.4
10.10	Form of Award Agreement under the Celestica Inc. 2025 Long Term Incentive Plan (PSU)*	10-Q	001-14832	July 28, 2025	10.5
10.11	Amended and Restated Celestica Share Unit Plan as of January 29, 2014*	6-K	001-14832	July 9, 2014	99.2
10.12	Amended and Restated Celestica Share Unit Plan as of July 22, 2015*	6-K	001-14832	July 29, 2015	99.2
10.13	Amended and Restated Celestica Share Unit Plan as of October 19, 2015*	20-F	001-14832	March 7, 2016	4.8
10.14	Amended and Restated Celestica Share Unit Plan as of July 25, 2024*	10-K	001-14832	March 3, 2025	10.11
10.15	Form of Long-Term Incentive Plan and Share Unit Plan Grant Notice (RSU)*	10-K	001-14832	March 3, 2025	10.12
10.16	Form of Long-Term Incentive Plan and Share Unit Plan Grant Notice (PSU)*	10-K	001-14832	March 3, 2025	10.13

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.
10.17	Celestica Inc. 2025 Executive Compensation Deferral Plan*	10-Q	001-14832	July 28, 2025	10.1
10.18	Celestica Supplemental Executive Retirement Plan (US)*	10-Q	001-14832	July 28, 2025	10.2
10.19	Celestica Supplemental Executive Retirement Plan (Canada)*	10-Q	001-14832	July 28, 2025	10.3
10.20	Directors' Share Compensation Plan (2008)*	SC TO-I	005-55523	October 29, 2012	(d)(3)
10.21	Directors' Share Compensation Plan, amended and restated as of July 25, 2013*	20-F	001-14832	March 14, 2014	4.16
10.22	Directors' Share Compensation Plan, amended and restated as of January 1, 2016*	20-F	001-14832	March 7, 2016	4.22
10.23	Directors' Share Compensation Plan, amended and restated as of January 1, 2019*	20-F	001-14832	March 11, 2019	4.27
10.24	Form of Indemnification Agreement*	10-Q	001-14832	July 28, 2025	10.7
10.25	Revolving Trade Receivables Purchase Agreement, dated as of March 6, 2020, among Celestica LLC, Celestica Holdings Pte Ltd., Celestica Hong Kong Ltd., Celestica (Romania) S.R.L., Celestica Japan KK, Celestica Oregon LLC, Celestica Precision Machining Ltd., Celestica Electronics (M.) Sdn. Bhd, and Celestica International LP, as Sellers, Celestica Inc., as Servicer, and Credit Agricole Corporate and Investment Bank, New York Branch and Credit Agricole Corporate and Investment Bank (Canada Branch), as Purchasers	20-F	001-14832	March 16, 2020	4.22
10.26	First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of February 4, 2022, among Celestica LLC, Celestica Holdings Pte Ltd., Celestica Hong Kong Ltd., Celestica (Romania) S.R.L., Celestica Japan KK, Celestica Oregon LLC, Celestica Electronics (M.) Sdn. Bhd, Celestica Precision Machining Ltd., and Celestica International LP, as Sellers, Celestica Inc., as Servicer, and Credit Agricole Corporate and Investment Bank, New York Branch and Credit Agricole Corporate and Investment Bank (Canada Branch), as Purchasers	20-F	001-14832	March 14, 2022	4.24

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.
10.27	Second Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 27, 2022, among Celestica LLC, Celestica Holdings Pte Ltd., Celestica Hong Kong Ltd., Celestica (Romania) S.R.L., Celestica Japan KK, Celestica Oregon LLC, Celestica Electronics (M.) Sdn. Bhd, Celestica Precision Machining Ltd., and Celestica International LP, as Sellers, Celestica Inc., as Servicer, and Credit Agricole Corporate and Investment Bank, New York Branch and Credit Agricole Corporate and Investment Bank (Canada Branch), as Purchasers	20-F	001-14832	March 13, 2023	4.21
10.28	Amended and Restated Credit Agreement, dated as of June 20, 2024, made by and among Celestica Inc., an Ontario corporation, Celestica International LP, an Ontario limited partnership, and Celestica (USA) Inc., a Delaware corporation, as Borrowers, certain subsidiaries of Celestica Inc. from time to time party thereto, as Guarantors, each Lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C issuer†	6-K	001-14832	June 25, 2024	99.1
10.29
First Omnibus Amendment to Amended and Restated Credit Agreement and Omnibus Deed of Pledge, dated as of February 17, 2026, made by and between Celestica Inc., Celestica International LP and Celestica (USA) Inc., as Borrowers, certain subsidiaries of Celestica Inc. party thereto, as Guarantors, each Lender party thereto, and Bank of America, N.A., as Administrative Agent†
						X
19.1	Insider Trading Policy	10-K	001-14832	March 3, 2025	19.1
21.1	Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Principal Executive Officer Certification pursuant to Rule 13(a)-14(a)					X
31.2	Principal Financial Officer Certification pursuant to Rule 13(a)-14(a)					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code**					X
97.1	Clawback Policy	20-F	001-14832	March 11, 2024	97.1

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit No.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101					X
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
Date: February 27, 2026
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Mionis	Director, President and Chief Executive Officer	February 27, 2026
Robert A. Mionis	(Principal Executive Officer)

/s/ Mandeep Chawla	Chief Financial Officer	February 27, 2026
Mandeep Chawla	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael M. Wilson	Chair of the Board and Director	February 27, 2026
Michael M. Wilson

/s/ Kulvinder (Kelly) Ahuja	Director	February 27, 2026
Kulvinder (Kelly) Ahuja

/s/ Robert A. Cascella	Director	February 27, 2026
Robert A. Cascella

/s/ Christopher W. Colpitts	Director	February 27, 2026
Christopher W. Colpitts

/s/ Françoise Colpron	Director	February 27, 2026
Françoise Colpron

/s/ Jill Kale	Director	February 27, 2026
Jill Kale

/s/ Laurette T. Koellner	Director	February 27, 2026
Laurette T. Koellner

/s/ Amar Maletira	Director	February 27, 2026
Amar Maletira

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, Chartered Professional Accountants, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, as stated in their report appearing on page F-2.

February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Celestica Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Celestica Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule in Item 15.2 (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Toronto, Canada February 27, 2026	/s/ KPMG LLP Chartered Professional Accountants, Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Celestica Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Celestica Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule in Item 15.2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Valuation of goodwill for the Capital Equipment reporting unit
As discussed in Note 2(j) to the consolidated financial statements, goodwill is tested for impairment on an annual basis, during the fourth quarter of each year, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is typically measured using a discounted cash flow analysis. As discussed in Note 8 to the consolidated financial statements, as of December 31, 2025, the Company's consolidated goodwill balance was $333.1 million, of which the goodwill associated with the Capital Equipment reporting unit was $131.1 million.
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

Toronto, Canada February 27, 2026	/s/ KPMG LLP Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company's auditor since 1997.

CELESTICA INC.
CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)

	Note	December 31 2025	December 31 2024
Assets
Current assets:
Cash and cash equivalents	18	$595.6	$423.3
Accounts receivable, net	4 & 18	2,638.1	2,069.0
Inventories	5	2,188.0	1,760.6
Other current assets	18	251.5	259.3
Total current assets		5,673.2	4,512.2
Property, plant and equipment, net	6	586.0	537.2
Operating lease right-of-use assets	7	124.1	124.4
Goodwill	8	333.1	340.5
Intangible assets, net	8	266.2	308.0
Deferred income taxes	17	156.4	87.7
Other non-current assets	9	74.1	78.2
Total assets		$7,213.1	$5,988.2
Liabilities and Equity
Current liabilities:
Current portion of borrowings under credit facility and finance lease obligations	11	$26.0	$26.5
Accounts payable		1,866.1	1,294.8
Accrued and other current liabilities and provisions	10 & 18	1,896.8	1,606.6
Income taxes payable	17	150.7	93.5
Total current liabilities		3,939.6	3,021.4
Long-term portion of borrowings under credit facility and finance lease obligations	11	750.5	770.2
Pension and non-pension post-employment benefit obligations	16	89.5	83.8
Other non-current liabilities and provisions	10	176.0	167.4
Deferred income taxes	17	41.2	49.4
Total liabilities		4,996.8	4,092.2
Equity:
Capital stock (114,906,818 and 116,066,844 common shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	12	1,619.8	1,632.8
Treasury stock	12	(153.8)	(92.9)
Additional paid-in capital		343.3	797.5
Retained earnings (accumulated deficit)		408.7	(423.8)
Accumulated other comprehensive loss	13	(1.7)	(17.6)
Total equity		2,216.3	1,896.0
Total liabilities and equity		$7,213.1	$5,988.2
Commitments, contingencies and guarantees (note 20)

Signed on behalf of the Board of Directors
[Signed] Michael M. Wilson, Director

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except per share amounts)

		Year ended December 31
	Note	2025	2024	2023

Revenue		$12,390.9	$9,646.0	$7,961.0
Cost of sales	5	10,896.8	8,612.3	7,206.9
Gross profit		1,494.1	1,033.7	754.1
Selling, general and administrative expenses		259.9	293.5	303.2
Research and development		118.2	78.0	60.9
Amortization of intangible assets	8	45.6	43.5	39.6
Restructuring and other charges, net of recoveries	14	29.7	19.4	12.1
Earnings from operations		1,040.7	599.3	338.3
Finance costs		52.6	52.1	78.9
Miscellaneous expense (income)	15	4.9	15.0	(46.6)
Earnings before income taxes		983.2	532.2	306.0
Income tax expense (recovery)	17
Current		219.1	136.1	65.2
Deferred		(68.4)	(31.9)	(3.6)
		150.7	104.2	61.6
Net earnings		$832.5	$428.0	$244.4

Earnings per share:
Basic		$7.22	$3.62	$2.03
Diluted		$7.16	$3.61	$2.03

Weighted-average shares used in computing per share amounts (in millions):
Basic	19	115.3	118.1	120.1
Diluted	19	116.2	118.7	120.3

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)

		Year ended December 31
	Note	2025	2024	2023

Net earnings		$832.5	$428.0	$244.4

Other comprehensive income (loss), net of tax	13
Gain (loss) related to defined benefit pension and non-pension post-employment benefit plans	16	2.3	(2.0)	(8.9)
Currency translation differences for foreign operations	13	(0.5)	(7.4)	(3.4)
Unrealized gain (loss) on currency forward derivative hedges	13	18.4	(9.4)	—
Unrealized gain (loss) on interest rate swap derivative hedges	13	(4.3)	1.4	—
Total other comprehensive income (loss), net of tax		$15.9	$(17.4)	$(12.3)

Total comprehensive income		$848.4	$410.6	$232.1

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)

	Note	Capital stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)(a)	Total equity
Balance — December 31, 2022		$1,714.9	$(18.5)	$1,063.6	$(1,096.2)	$12.1	$1,675.9
Capital transactions:	12
Issuance of capital stock(b)		0.6	—	(0.3)	—	—	0.3
Repurchase of capital stock for cancellation (c)		(43.0)	1.8	2.9	—	—	(38.3)
Purchase of treasury stock for stock-based plans (d)		—	(89.8)	—	—	—	(89.8)
Stock-based compensation (SBC)		—	26.4	(35.6)	—	—	(9.2)
Total comprehensive income:
Net earnings for 2023		—	—	—	244.4	—	244.4
Other comprehensive loss		—	—	—	—	(12.3)	(12.3)
Balance — December 31, 2023		$1,672.5	$(80.1)	$1,030.6	$(851.8)	$(0.2)	$1,771.0
Capital transactions:	12
Issuance of capital stock		5.7	—	(1.8)	—	—	3.9
Repurchase of capital stock for cancellation(e)		(45.4)	—	(106.7)	—	—	(152.1)
Purchase of treasury stock for stock-based plans(f)		—	(112.1)	—	—	—	(112.1)
SBC		—	99.3	(124.6)	—	—	(25.3)
Total comprehensive income:
Net earnings for 2024		—	—	—	428.0	—	428.0
Other comprehensive loss		—	—	—	—	(17.4)	(17.4)
Balance — December 31, 2024		$1,632.8	$(92.9)	$797.5	$(423.8)	$(17.6)	$1,896.0
Capital transactions:	12
Issuance of capital stock		6.0	—	(5.7)	—	—	0.3
Repurchase of capital stock for cancellation(g)		(19.0)	—	(134.3)	—	—	(153.3)
Purchase of treasury stock for stock-based plans		—	(221.6)	—	—	—	(221.6)
SBC		—	160.7	(314.2)	—	—	(153.5)
Total comprehensive income:
Net earnings for 2025		—	—	—	832.5	—	832.5
Other comprehensive income		—	—	—	—	15.9	15.9
Balance — December 31, 2025		$1,619.8	$(153.8)	$343.3	$408.7	$(1.7)	$2,216.3
(a)Accumulated other comprehensive income (loss) is net of tax. See note 13.
(b)    In 2023, we issued 18.6 million common shares upon conversion of an equivalent number of our multiple voting shares, with nil impact on our aggregate capital stock amount. See note 12.
(c)    Consists of $35.6 paid to repurchase common shares for cancellation in 2023 and $2.7 accrued at December 31, 2023 for the estimated contractual maximum quantity of permitted common share repurchases (Contractual Maximum Quantity) under an automatic share purchase plan (ASPP) executed in December 2023 for such purpose (2023 NCIB Accrual). See note 12.
(d)    Consists of $82.3 paid to repurchase common shares for delivery obligations under our SBC plans in 2023 and $7.5 accrued at December 31, 2023 for the estimated Contractual Maximum Quantity under an ASPP executed in September 2023 for such purpose (2023 SBC Accrual). See note 12.
(e)    Consists of $152.0 paid to repurchase common shares for cancellation in 2024 and accrued share buyback taxes, offset in part by the reversal of 2023 NCIB Accrual. See note 12.
(f)    Consists of $119.6 paid to repurchase common shares for delivery obligations under our SBC plans in 2024, offset in part by the reversal of 2023 SBC Accrual. See note 12.
(g)    Consists of $150.7 paid to repurchase common shares for cancellation in 2025 and accrued share buyback taxes. See note 12.

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)

		Year ended December 31
Cash provided by (used in):	Note	2025	2024	2023
Operating activities:
Net earnings		$832.5	$428.0	$244.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization		175.7	151.9	130.8
SBC	12	69.8	57.4	55.6
Total return swap (TRS) fair value adjustments	12	(253.0)	(91.0)	(45.6)
Restructuring and other charges	14	7.3	5.9	1.6
Unrealized losses on hedge derivatives		4.7	13.2	6.3
Deferred income taxes		(68.4)	(31.9)	(3.6)
Other		3.0	11.1	(2.2)
Changes in non-cash working capital items:
Accounts receivable		(569.1)	(270.7)	(402.2)
Inventories		(427.4)	343.7	245.1
Other current assets		(25.1)	45.1	8.6
Accounts payable, accrued and other current liabilities, provisions and income taxes payable		909.5	(188.8)	87.4
Net cash provided by operating activities		659.5	473.9	326.2

Investing activities:
Cash paid for business acquisition, net of cash required	3	—	(36.1)	—
Purchase of property, plant and equipment		(201.2)	(170.9)	(125.1)
Proceeds from sale of assets		—	2.9	2.7
Other		(2.5)	(8.4)	—
Net cash used in investing activities		(203.7)	(212.5)	(122.4)

Financing activities:
Borrowings under revolving loans	11	500.0	798.0	891.0
Repayments under revolving loans	11	(500.0)	(798.0)	(891.0)
Borrowing under term loans	11	—	750.0	—
Repayments under term loans	11	(17.5)	(617.7)	(18.3)
Principal payments of finance leases		(11.5)	(9.7)	(9.9)
Proceeds from issuance of capital stock	12	0.3	3.9	0.3
Repurchase of capital stock for cancellation	12	(153.4)	(152.0)	(35.6)
Purchase of treasury stock for SBC plans	12	(221.6)	(119.6)	(82.3)
Proceeds from TRS settlement	18	345.2	32.3	5.0
SBC cash settlement	12	(224.8)	(84.6)	(66.7)
Debt issuance costs paid		(0.2)	(11.1)	(0.4)
Net cash used in financing activities		(283.5)	(208.5)	(207.9)

Net increase (decrease) in cash and cash equivalents		172.3	52.9	(4.1)
Cash and cash equivalents, beginning of year		423.3	370.4	374.5
Cash and cash equivalents, end of year		$595.6	$423.3	$370.4

Supplemental disclosure information:
Interest paid		$54.1	$52.9	$68.8
Net income taxes paid	17	$174.8	$106.3	$78.4
Non-cash investing activity:
Unpaid purchases of property, plant and equipment at end of period		$59.4	$29.7	$52.5

The accompanying notes are an integral part of these consolidated financial statements.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

1.    REPORTING ENTITY:

Celestica Inc. (referred to herein as Celestica, the Company, we, us, or our) is incorporated in Ontario with its corporate headquarters located in Toronto, Ontario, Canada. Celestica’s common shares (Common Shares) are listed on the Toronto Stock Exchange (TSX) and the New York Stock Exchange (NYSE). Our operating and reportable segments consist of our Connectivity and Cloud Solutions (CCS) segment and our Advanced Technology Solutions (ATS) segment. See note 21 for further detail regarding segment information.

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

Our review of the estimates, judgments and assumptions used in the preparation of our financial statements included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs and expected credit losses, customer creditworthiness, and the determination of the fair value of assets acquired, liabilities assumed and contingent consideration in connection with a business combination. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization, or impairments to our assets or our reporting units, any of which could have a material impact on our financial performance and financial condition.

Due to global economic conditions, including the impact of ongoing trade conflicts, tariffs and geopolitical conflicts, there has been and we expect there will continue to be uncertainty in the global economy. Management has made estimates and assumptions based on information available as of February 27, 2026, taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained.

    We describe our use of judgment and estimation uncertainties in greater detail in the accounting policies described under “Significant Accounting Policies” below.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Recently adopted accounting pronouncements:

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. The impact of our adoption of such guidance in 2025 is reflected in note 17.

Recently issued accounting pronouncements not yet adopted:

In November 2024, the FASB issued ASU 2024-03 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide more detailed disclosures of certain costs and expenses in the notes to the financial statements. Specifically, the guidance mandates a tabular disaggregation of relevant expense captions into categories including inventory purchases, employee compensation, depreciation, and intangible asset amortization. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments and expands hedge accounting for forecasted purchases and sales of non-financial assets. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements, which provides narrow-scope amendments to clarify, correct errors, and improve the consistency of various topics within the Accounting Standards Codification. The update addresses several technical issues, including refining diluted earnings per share calculations during loss periods, clarifying lease receivable disclosures, and removing obsolete Master Glossary terms to enhance the overall usability of the guidance. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, with early adoption permitted.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted.

We are currently evaluating the impact that the updated standards will have on our consolidated financial statements and related disclosures. We believe that other recently issued accounting standards will either not have a material impact on the consolidated financial statements or will not apply to our operations.

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

Contingent consideration is also recorded at fair value on our consolidated balance sheet as of the acquisition date. We record subsequent changes in the fair value of contingent consideration that is classified as a liability from the date of acquisition to the settlement date in our consolidated statements of operations. We expense integration costs (for the establishment of business processes, infrastructure and information systems for acquired operations) and acquisition-related consulting and transaction costs as incurred in our consolidated statements of operations.

We use judgment to determine the estimates used to value identifiable assets acquired, liabilities assumed, and the fair value of contingent consideration and other potential obligations, if applicable, at the acquisition date. We may engage third parties to determine the fair value of certain inventory, property, plant and equipment (PP&E) and intangible assets. We use estimates to determine cash flow projections, including the period of expected future benefit, future growth and discount rates, among other factors, to value intangible assets and contingent consideration. The fair value of acquired tangible assets are measured by applying the market, cost or replacement cost, or income approach (using discounted cash flows and forecasts prepared by management), as appropriate. The fair value of acquired intangible assets are measured by applying the income approach using a discounted cash flow model and forecasts based on management's estimates and assumptions.

(d)    Foreign currency translation:

The majority of our subsidiaries have a U.S. dollar functional currency, which represents the currency of the primary economic environment in which they operate. For these subsidiaries, we translate: (i) monetary assets and liabilities denominated in foreign currencies into U.S. dollars at the period-end exchange rates; (ii) non-monetary assets and liabilities denominated in foreign currencies into U.S. dollars at historic rates; and (iii) revenue and expenses denominated in foreign currencies into U.S. dollars at the average exchange rates prevailing during the month of the transaction. Exchange gains and losses also arise on the settlement of foreign-currency denominated transactions. We recognize foreign currency differences arising on translation in our consolidated statements of operations.

Upon consolidation, for our subsidiaries with a non-U.S. dollar functional currency, we translate assets and liabilities denominated in foreign currencies into U.S. dollars using the period-end exchange rates, and we translate revenue and expenses into U.S. dollars at the average exchange rates prevailing during the month of the transaction. We defer gains and losses arising from the translation of these operations in the foreign currency translation account included in accumulated other comprehensive income (loss) (OCI). For these subsidiaries, we translate foreign currency transactions into the relevant non-U.S. dollar functional currency using the exchange rate prevailing during the month of the transaction for revenues and expenses, and the exchange rate as at period end for the translation of these foreign currency denominated monetary assets and liabilities, and such gains and losses arising from these translations are recorded in the statements of operations in their non-U.S. dollar functional currency before translation into U.S. dollar for consolidation purposes.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(e)    Cash and cash equivalents:

Cash and cash equivalents include cash on account and short-term investments in money market funds with original maturities of three months or less. The short-term investments are purchased with the intention of generating earnings in the near term and therefore are classified as trading with changes in fair value recognized in our consolidated statements of operations. We expense transaction costs related to short-term investments classified as trading as incurred in our consolidated statements of operations. These instruments are subject to an insignificant risk of change in fair value over their terms and, as a result, we carry cash and cash equivalents at cost.

(f)    Inventories:

We procure inventory and manufacture products based on specific customer orders and forecasts, and value our inventory at the lower of cost (on a first-in, first-out basis) and net realizable value. The cost of our finished goods and work in progress includes direct materials, labor and overhead. All direct and indirect costs related to inventories are capitalized as incurred and are subsequently recorded in cost of sales in the consolidated statements of operations at the time inventories are sold. We determine the net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

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

(g)    PP&E:

We carry PP&E at cost less accumulated depreciation and accumulated impairment losses. Cost consists of expenditures necessarily incurred to bring the asset to the condition and location necessary for its intended use. We capitalize the cost of an asset when the economic benefits associated with that asset are probable and when the cost can be measured reliably. We capitalize the costs of major renovations and we write-off the carrying amount of replaced assets. We expense all other maintenance and repair costs in our consolidated statements of operations as incurred. We do not depreciate land. We recognize depreciation expense on a straight-line basis over the estimated useful life of the asset as follows:

Buildings	Up to 40 years
Building/leasehold improvements	Up to 40 years or if shorter, term of lease
Machinery and equipment	3 to 15 years
Finance lease right-of-use (ROU) assets	Lesser of the lease term and the useful life of the leased asset

We estimate the useful life of PP&E based on the nature of the asset, historical experience, expected changes in technology, and the expected duration of related customer programs. When major components of an asset have a significantly different useful life than their primary asset, the components are accounted for and depreciated separately. We review our estimates of residual values, useful lives and the methods of depreciation annually at year-end and, if required, adjust them prospectively. We determine gains and losses on the disposal or retirement of PP&E by comparing the proceeds from disposal with the carrying amount of the asset and we recognize these gains and losses in our consolidated statements of operations in the period of disposal or retirement. Also, see note 2(j).

(h)    Leases:

We are the lessee of land, buildings and machinery. We determine if an arrangement is a lease at inception. An arrangement is a lease or contains a lease when (i) there is an identified asset, and (ii) the Company has the right to control the use of the identified asset. Operating leases are included in operating lease ROU assets, accrued and other current liabilities and provisions, and other non-current liabilities and provisions on our consolidated balance sheets. Finance leases

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

are included in PP&E, current portion of borrowings under credit facility and finance lease obligations and long-term portion of borrowings under credit facility and finance lease obligations on our consolidated balance sheets.

For operating leases, the lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales or selling, general and administrative expenses (SG&A), primarily based on the nature and use of the asset, in our consolidated statements of operations. Depreciation of finance lease ROU assets is included in cost of sales or SG&A in our consolidated statements of operations, primarily based on the nature and use of the asset, and we record interest expense (included in finance costs) over the lease term on the lease liability recognized at lease commencement.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate (taking country specific risks into consideration) based on the information available at commencement date in determining the present value of lease payments. The ROU assets also include any initial direct costs and lease payments made at or before lease commencement, reduced by lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

(i)    Intangible assets:

We record acquired intangible assets on our consolidated balance sheets at cost less accumulated amortization and accumulated impairment losses, if any. We capitalize acquired intangible assets when the economic benefits associated with the asset are probable and when the cost can be measured reliably. We estimate the useful life of acquired intangible assets based on the nature of the asset, historical experience and the projected period of expected future economic benefits to be provided by the asset. We amortize these assets on a straight-line basis over their estimated useful lives as follows:

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

(j)    Impairment of goodwill, intangible assets, PP&E, and operating lease ROU assets:

Impairment of goodwill:

For purposes of impairment testing, we allocate goodwill to a reporting unit, which is an operating segment or one level below an operating segment (component), that we expect will benefit from the related acquisition. Goodwill is tested for impairment on an annual basis, during the fourth quarter to correspond with our annual planning cycle (Annual Impairment

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Assessment), and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We may elect to perform a qualitative assessment to determine whether goodwill is potentially impaired. If, based on this qualitative assessment, we determine that it is not more likely than not that the reporting unit’s fair value exceeds its carrying value (including goodwill), or if we elect not to perform a qualitative assessment, then we perform a quantitative assessment.

Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is typically measured using a discounted cash flow analysis. Such analyses use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy (see 2(q)) and require management to make various judgmental assumptions about revenue growth rates, operating margins, and discount rates which consider our plan for the following year, our three-year strategic plan, and other financial projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market conditions and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. If the carrying amount of any reporting unit exceeds its fair value, we will record an impairment loss based on the difference. The impairment loss will be limited to the amount of goodwill allocated to that reporting unit. We do not reverse impairment losses in future periods.

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

Restructuring:

We incur restructuring charges relating to workforce reductions, site consolidations, and costs associated with businesses we are downsizing or exiting. Our restructuring charges or recoveries, consist of costs or recoveries relating to: employee severance, site closings and consolidations, accelerated depreciation of owned and leased property and equipment which are no longer used and are held for sale, and reductions in infrastructure.

The recognition of restructuring charges requires management to make certain judgments and estimates regarding the nature, timing and amounts associated with our restructuring actions. Our assumptions include the timing of employee terminations, the measurement of termination costs, any anticipated sublease recoveries from exited sites, the timing of dispositions, and the estimated fair values less costs of disposal for assets we no longer use and which are held for sale. We develop detailed plans and record termination costs in the period that employees are informed of their termination. For owned sites and equipment that are no longer in use and are held for sale, we recognize an impairment loss based on their estimated

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

fair value less costs of disposal, with estimated fair value based on market prices for similar assets. We may engage third parties to assist in the determination of the estimated fair values less costs of disposal for these assets. For leased sites that we intend to exit in connection with restructuring activities, we assess the recoverability of our ROU assets, and write down such assets (recorded as restructuring charges) if the carrying value exceeds any estimated sublease recoveries. To estimate future sublease recoveries, we may engage independent brokers to determine the estimated tenant rents we can expect to realize. At the end of each reporting period, we evaluate the appropriateness of our restructuring charges and balances. We may be required to adjust recorded amounts to reflect actual experience or changes in estimates for future periods. See note 14(a).

Loss contingencies:

In the normal course of our operations, we may be subject to lawsuits, investigations and other claims, including, but not limited to, environmental, labor, product, customer disputes, and other matters. The filing of a suit or formal assertion of a claim does not automatically trigger a requirement to record a provision. We record a provision for loss contingencies, including legal claims, based on management’s estimate of the probable outcome. Judgment is required when there is a range of possible outcomes. Management considers the degree of probability of the outcome and the ability to make a reasonable estimate of the loss. A provision is recorded at the most likely outcome within a range, or at the low end of the range if no amount within the range is a better estimate than another. We may also use third party advisors in making our determination. The ultimate outcome, including the amount and timing of any payments required, may vary significantly from our original estimates. Potential material legal and other contingent obligations that have not been recognized as provisions, as the outcome is remote or not probable, or the amount cannot be reliably estimated, are disclosed as contingent liabilities. See note 20.

Warranty:

We offer product and service warranties to our customers. We record a provision for future warranty costs based on management’s estimate of probable claims under these warranties. In determining the amount of the provision, we consider several factors including the terms of the warranty (which vary by customer, product or service), the current volume of products sold or services rendered during the warranty period, and historical warranty information. We review and adjust these estimates as necessary to reflect our experience and new information. The amount and aging of our provision will vary depending on various factors including the length of the warranty offered, the remaining life of the warranty and the extent and timing of warranty claims. We classify the portion of our warranty provision for which payment is expected in the next 12 months as current, and the remainder as non-current.

(l)    Employee benefits and director compensation:

Pension and non-pension post-employment benefits:

We classify pension and non-pension post-employment benefits as either defined contribution plans or defined benefit plans.

Under defined contribution plans, our obligation is to make a fixed contribution to a separate entity. The related investment risk is borne by the employee. We recognize our obligations to make contributions to defined contribution plans as an employee benefit expense in our consolidated statements of operations in the period the employee services are rendered.

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

The over-funded or under-funded status of defined benefit pension and other post-retirement plans are recognized as an asset or a liability, respectively, on our consolidated balance sheets. Actuarial gains or losses in excess of 10% of the projected benefit obligation are recognized as a component of OCI, net of tax and subsequently amortized as a component of net periodic benefit costs over the average remaining service period of the plan’s active employees. If all or almost all of a plan’s participants are inactive, the average remaining life expectancy of the inactive participants is used instead of average remaining service period. In the case of a pension plan buy-out and a planned subsequent wind-up, a shorter period (other than applying the above minimum amortization method) may be used for accelerated amortization of previously accumulated actuarial gains or losses on annuity purchases, as deemed appropriate based on the specific plan requirements, on a plan-by-plan basis.

We amortize prior service costs or credits arising from retroactive plan amendments as a component of net periodic pension cost in our consolidated statements of operations. Curtailment gains or losses may arise from significant changes to a plan. We record total curtailment gains or losses in our consolidated statements of operations when the curtailment occurs.

To mitigate the actuarial and investment risks of our defined benefit pension plans, we from time-to-time purchase annuities (using existing plan assets) from third party insurance companies for certain, or all, plan participants. The purchase of annuities by the pension plan substantially hedges the financial risks associated with the related pension obligations. When we purchase annuities from insurance companies on behalf of applicable plan participants with the intention of winding-up the relevant plan in the future (with the expectation of transferring the annuities to the individual plan members), the insurance company assumes responsibility for the payment of benefits to the relevant plan participants once the wind-up is complete. Settlement accounting is applied to the purchase of the annuities and the loss (if any) is recorded in miscellaneous expense (income) in our consolidated statements of operations. In addition, both the pension assets and liabilities will be removed from our consolidated balance sheets once the wind-up of the plan is complete. When insurance policies are purchased on behalf of, and held by the pension plan, plan assets have been segregated and restricted to provide benefits to plan participants and we would retain the pension assets and liabilities on our consolidated balance sheets. Our annuity purchases have resulted (and future annuity purchases may result) in settlement losses that are recognized from OCI to earnings, net of tax in our consolidated statements of operations, when the settlement occurs.

Stock-based compensation (SBC):

At the annual and special meeting of shareholders held on June 17, 2025 (2025 AGM), shareholders approved the 2025 Long Term Incentive Plan (2025 LTIP); thereafter we ceased granting awards under the Long-Term Incentive Plan (LTIP), the Celestica Share Unit Plan (CSUP) and the Directors’ Share Compensation Plan (DSCP) (collectively, the Prior Equity Plans). Prior to the 2025 AGM, we were permitted to grant stock options to employees under the LTIP, restricted share units (RSUs) and performance share units (PSUs) to employees under either the LTIP or the CSUP, and RSUs and deferred share units to directors under the DSCP. Outstanding awards under the Prior Equity Plans shall remain in effect in accordance with their terms until such awards are cancelled or settled, at which point the Prior Equity Plans shall cease to have any further force and effect. Vested awards under the CSUP may be settled, in our discretion, with Common Shares purchased in the open market or with cash. Under the LTIP, we were permitted at the time of grant to authorize the grantees to elect to settle vested awards in either cash or Common Shares issued from treasury or purchased in the open market. Under the DSCP, deferred share units may be settled with Common Shares purchased in the open market or with cash; RSUs are governed by the terms of the LTIP. Absent the permitted election for LTIP grants, we intend to settle all employee stock options, RSUs and PSUs under the LTIP and CSUP and all director RSUs and deferred share units under the DSCP with Common Shares (net of applicable withholding taxes). Under the 2025 LTIP, we may grant director share units (collectively with deferred share units, DSUs), stock options, RSUs, PSUs, and other awards valued in reference to or based on Common Shares, up to a specified limit. While we have the option to settle those equity awards in cash or Common Shares, we intend to settle with Common Shares (net of applicable withholding taxes). We account for all our share unit awards as equity-settled awards.

We grant RSUs and PSUs, and from time to time grant stock options, to employees. Stock options and RSUs vest in installments over the vesting period. Stock options generally vest one-quarter per year over a four-year period, and RSUs generally vest one-third per year over a three-year period. We treat each installment under a grant of stock options and RSUs

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

as a separate grant in determining the compensation expense. PSUs vest at the end of their respective terms, generally three years from the grant date, to the extent that specified performance conditions have been met. We estimate forfeitures at the time of grant and revise these estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Any revisions are recognized on our consolidated statements of operations such that the cumulative expense reflects the revised estimate.

Stock options granted to employees:

Stock options are exercisable for Common Shares. We recognize the grant date fair value of stock options granted to employees as compensation expense in our consolidated statements of operations, with a corresponding charge to additional paid-in capital on our consolidated balance sheets, over the vesting period. We adjust compensation expense to reflect the estimated number of options we expect to vest at the end of the vesting period. When options are exercised, we credit the proceeds to capital stock on our consolidated balance sheets. We measure the fair value of stock options using the Black-Scholes option pricing model. Measurement inputs include the price of our Common Shares on the grant date, the exercise price of the stock option, and our estimates of the following: expected price volatility of our Common Shares (based on weighted average historic volatility), weighted average expected life of the stock option (based on historical experience and general option-holder behavior), and the risk-free interest rate.

RSUs granted to employees:

The cost we record for RSUs is based on the closing price of our Common Shares on the NYSE on the last business day preceding the grant date (the grant date fair value). We amortize the cost of RSUs to compensation expense in our consolidated statements of operations, with a corresponding charge to additional paid-in capital on our consolidated balance sheets, over the vesting period.

PSUs granted to employees:

The number of PSUs that will actually vest varies from 0% to 200% of a target amount granted. The number of PSUs that will vest are based on the level of achievement of a pre-determined non-market performance measurement, subject to modification by our relative total shareholder return (TSR) compared to a pre-defined group of companies, in each case over the three-year performance period. The cost we record for PSUs is based on our estimate of the outcome of the applicable performance conditions. The grant date fair value of the non-market performance measurement is based on the closing price of our Common Shares on the NYSE on the last business day preceding the grant date and is subject to adjustment in subsequent periods to reflect changes in the estimated level of achievement related to the applicable performance condition. The grant date fair value of the TSR modifier is based on a Monte Carlo simulation model. We recognize compensation expense in our consolidated statements of operations on a straight-line basis over the requisite service period and we reduce this expense for the estimated PSU awards that are not expected to vest because the employment conditions are not expected to be satisfied.

Director compensation:

The compensation of our directors is comprised of annual Board and Board Chair retainer fees, annual standing Board committee Chair retainer fees (where applicable), and travel fees (collectively, Annual Fees) payable in quarterly installments in arrears. Depending on a director's election and whether such director satisfies the requirements of our Director Share Ownership Guidelines, the director may receive the Annual Fees in cash, DSUs or RSUs. The number of DSUs or RSUs we grant is determined by dividing the portion of the quarterly Annual Fees a director elects to settle in DSUs or RSUs, as applicable, by the closing price of our Common Shares on the NYSE on the date of grant or the trading day preceding the date of grant, as applicable. DSUs vest upon retirement. RSUs granted to directors vest ratably over a three-year period. Unvested RSUs vest immediately on the date the director retires. We expense the cost of director compensation through SG&A in our consolidated statements of operations in the period the services are rendered.

Deferred compensation plans:

We maintain a non-qualified deferred compensation plan for certain executives. Participants may elect to defer a portion of their compensation, which is credited with earnings or losses based on the performance of investment indices

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

selected by the participant. We record a liability equal to the participants account balance, which represents the total amount of the obligation. The liability is mostly included in other non-current liabilities and provisions on our consolidated balance sheets. Changes in the deferred compensation liability are recorded in either cost of sales or SG&A on our consolidated statements of operations, depending on the nature of services provided by the participants.

(m)    Income taxes:

Our income tax expense for each reporting period is comprised of current and deferred income taxes. Current income taxes and deferred income taxes are recognized in our consolidated statements of operations, except to the extent that they relate to items recognized in OCI or directly in equity, in which case they are recognized in OCI or directly in equity, respectively.

In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain until we resolve it with the relevant tax authority, which may take many years. The final tax outcome of these matters may be different from the estimates management originally made in determining our tax provision. Management periodically evaluates the positions taken in our tax returns where applicable tax rules are subject to interpretation. We establish provisions related to tax uncertainties where appropriate, based on our estimate of the amount that ultimately will be paid to or received from the tax authorities. We recognize accrued interest and penalties relating to tax uncertainties in current income tax expense. The various judgments and estimates used by management in establishing provisions related to tax uncertainties can significantly affect the amounts we recognize in our consolidated financial statements.

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

We do not enter into derivative contracts for speculative purposes. Starting January 2024, we link all derivatives to specific assets and liabilities on our consolidated balance sheets or forecasted transactions and we record the gain or loss from these derivatives in the same line item where the underlying exposures are recognized in our consolidated statements of operations. Cash receipts and cash payments related to these derivatives are recorded in the same category as the cash flows from the hedged items on the consolidated statements of cash flows. See note 18 for detail.

We apply hedge accounting to those hedge relationships that are considered effective. At the inception of a hedging relationship, we formally document the relationship between our hedging instrument and the hedged item, as well as our risk management objectives and strategy for undertaking the various hedge transactions. Management performs an assessment, at inception and, at a minimum, quarterly thereafter, to determine the effectiveness of the derivatives in offsetting changes in the cash flows of the hedged items. Subsequent revisions in estimates of future cash flow forecasts, if significant, may result in the discontinuation of hedge accounting for that hedge. The majority of our derivative assets and liabilities arise from the foreign currency forward and swap contracts and interest rate swaps that we designate as cash flow hedges. In a cash flow hedge, we defer the changes in the fair value of the hedging derivative in accumulated OCI (AOCI) until we recognize the hedged transaction in our consolidated statements of operations. For hedging instruments that we discontinue before the end of the original hedge term, we amortize the unrealized hedge gain or loss in AOCI to our consolidated statements of operations over the remaining term of the hedging relationship or when the hedged item is recognized in net income, if this occurs prior to the end of the original term of the hedging relationship. If the hedged item ceases to exist before the end of the original hedge term, we recognize the unrealized hedge gain or loss in AOCI immediately in our consolidated statements of operations. For our current foreign currency forward and swap cash flow hedges, the majority of the underlying expenses we hedge are for inventory, labor and facility costs, which are included in cost of sales in our consolidated statements of operations. For our interest rate swap agreements, the underlying interest expenses that we hedge are included in finance costs in our consolidated statements of operations. Derivatives that are not effective hedges for accounting purposes are marked to market each period, resulting in a gain or loss in our consolidated statements of operations.

(o)    Impairment of financial assets:

We review financial assets for impairment at each reporting date. Financial assets are deemed to be impaired when objective evidence resulting from one or more events subsequent to the initial recognition of the asset indicates the estimated future cash flows of the asset have decreased. We use a current expected credit loss model in determining our allowance for credit losses as it relates to trade receivables, contract assets under ASC 606, Revenue from Contracts with Customers, and other financial assets. Our allowance is based on historical experience, and includes consideration of the aging of the balances, the customer's creditworthiness, current economic conditions, expectation of bankruptcies, and political and economic volatility in the markets/location of our customers, among other factors. We measure an impairment loss as the excess of the carrying amount over the present value of the estimated future cash flows discounted using the financial asset’s original discount rate, and we recognize this loss in our consolidated statements of operations. A financial asset is written-off or written-down to its net realizable value as soon as it is determined to be impaired. We adjust previous write-downs to reflect changes in estimates or actual experience.

(p)    Revenue:

We derive the majority of our revenue from the sale of electronic products we manufacture and services we provide to customer specifications. In determining when to recognize revenue, and in what amount, we apply the following steps in accordance with ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation. We assess whether control of a product or services promised under a contract is transferred to the customer at a point-in-time or over time as the product is being manufactured or the services are being provided.

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

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the event that more than one performance obligation is identified in a contract, we are required to allocate a portion of the transaction price to each performance obligation. This allocation would generally be based on the relative standalone price of each performance obligation, which most often would represent the price at which we would sell similar goods or services separately. As most of our contracts have an expected duration of one year or less, we have applied the optional exemption such that specified disclosures pertaining to remaining performance obligations are not required.

We recognize revenue from the sale of products and services rendered when our performance obligations have been satisfied or when the associated control over the products has passed to the customer and no material uncertainties remain as to the collection of our receivables. Where the products are custom-made to meet a customer's specific requirements, and such customer is obligated to compensate us for the work performed to date, we recognize revenue over time as production progresses to completion, or as services are rendered. We generally estimate revenue for our work in progress based on costs incurred to date plus a reasonable profit margin for eligible products for which we do not have alternative uses. For other contracts that do not qualify for revenue recognition over time, we recognize revenue at a point in time where control is passed to the customer, which is generally upon shipment when no further performance obligation remains except for our standard manufacturing or service warranties. We apply significant estimates, judgment and assumptions in interpreting our customer contracts, determining the timing of revenue recognition and measuring work in progress. As our invoices are typically issued at the time of the delivery of final products to the customers, the earlier recognition of revenue on certain custom-made products has resulted in unbilled contract assets which we include in accounts receivable (A/R) on our consolidated balance sheets.

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

3.    ACQUISITION:

In April 2024, we completed the acquisition of 100% of the interests of NCS Global Services LLC (NCS), a U.S.-based IT infrastructure and asset management business, for a purchase price of $39.6. The purchase price was funded with the revolving portion of our credit facility (see note 11). The NCS acquisition agreement also includes a potential earn-out of up to $20 if certain adjusted earnings before interest, taxes, depreciation and amortization targets are achieved during the period from May 2024 to April 2025. At the date of acquisition, we estimated the fair value of such potential earn-out to be $6.6 and recorded purchase consideration of $46.2 for the fair value of the acquired assets (including $3.5 of cash) and liabilities on our consolidated balance sheet.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Details of our final purchase price allocation for the NCS acquisition are as follows:

Cash and cash equivalents	$3.5
A/R and other current assets	3.0
ROU assets	5.2
PP&E	0.4
Computer software assets and intellectual property	1.3
Customer and brand intangible assets	28.6
Goodwill	19.4
Accounts payable and accrued liabilities	(2.5)
Lease liabilities	(5.2)
Deferred income tax liabilities	(7.5)
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
In connection with the NCS acquisition, we recorded acquisition costs of $1.6 in 2024. See note 14 for all acquisition costs incurred in 2023, 2024 and 2025.

4.    ACCOUNTS RECEIVABLE, NET:

Allowance for credit losses:

A/R was recorded net of allowance of $30.5 at December 31, 2025 (December 31, 2024 — $10.1). We recorded expected credit losses of $18.2 in SG&A in 2025 (2024 — $2.8; 2023 — $2.2).

A/R sales program and supplier financing programs (SFPs):

We are party to an A/R sales program agreement with a third-party bank to sell up to $450.0 in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon 3 months’ prior notice, or by the bank upon specified defaults. We are required to comply with certain covenants, including those relating to the fulfillment of payment obligations and restrictions on the sale, assignment or creation of liens, with respect to A/R sold under this agreement. At December 31, 2025 and December 31, 2024, we were in compliance with these covenants. Under our A/R sales program, we collect cash from our customers and remit amounts collected to the bank weekly.

As of December 31, 2025, we participate in three customer SFPs, one with a CCS segment customer (subsequently terminated in early February 2026) and two with ATS segment customers. Pursuant to the SFPs, we sell A/R from the relevant customer to third-party banks on an uncommitted basis. The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. Under our SFPs, the third-party banks collect the relevant receivables directly from the customers.

We have nil outstanding balances under our A/R sales program and under our SFPs at December 31, 2025 and December 31, 2024.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

    The A/R sold under each of these programs are de-recognized from our A/R balance at the time of sale, and the proceeds are reflected as cash provided by operating activities in our consolidated statements of cash flows. Upon sale, we assign the rights to the A/R to the banks. A/R are sold net of discount charges, which are recorded as finance costs in our consolidated statement of operations. Aggregated discount charges incurred on both of these programs was $0.3 in 2025 (2024 — $1.2; 2023 — $16.3).
Contract assets:
A contract asset is recognized when we have recognized revenue but have not yet billed the customer. For performance obligations satisfied at a point in time, revenue recognition occurs at the point the customer is billed and the resulting asset is recorded in A/R. For performance obligations satisfied over time as work progresses, we have an unconditional right to payment, which results in the recognition of contract assets. We anticipate that substantially all contract assets will be invoiced in the following quarter due to the short-term nature of the manufacturing cycle. At December 31, 2025, our A/R balance included $296.3 (December 31, 2024 — $237.9) of contract assets recognized as revenue in accordance with our revenue recognition accounting policy.

5.    INVENTORIES:

The components of inventories, net of applicable net realizable value write-downs, were as follows:

	December 31
	2025	2024
Raw materials	$1,783.1	$1,521.1
Work in progress	144.6	106.6
Finished goods	260.3	132.9
	$2,188.0	$1,760.6

We recorded inventory write-downs of $48.3 in cost of sales in 2025 (2024 — $49.0; 2023 — $59.9). We regularly review the estimates and assumptions we use to value our inventory through analysis of historical performance, current conditions and future expectations.

We receive cash deposits from certain of our customers primarily to reduce risks related to excess and/or obsolete inventory. Our customer cash deposit balance fluctuates depending on the levels of inventory we have been asked to procure by certain customers, or as we utilize the inventory in production. At December 31, 2025, our accrued and other current liabilities and provisions included $407.1 (December 31, 2024 — $511.6) of cash deposits.

6.    PROPERTY, PLANT AND EQUIPMENT, NET:
    PP&E are comprised of the following:

	December 31
	2025	2024
Land	$32.9	$32.9
Buildings including improvements	543.8	488.7
Machinery and equipment	954.3	912.5
Finance lease ROU assets	99.7	98.1
	$1,630.7	$1,532.2
Less: accumulated depreciation	(1,044.7)	(995.0)
PP&E, net	$586.0	$537.2

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Depreciation expense of PP&E was $130.1 in 2025 (2024 — $108.3; 2023 — $91.1). In each of 2025, 2024 and 2023, depreciation expense of PP&E was split approximately evenly between our two segments.

We review the carrying amount of PP&E for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of asset groups may not be recoverable. We did not identify any triggering event during the course of 2023 through 2025 indicating that the carrying amount of such asset groups may not be recoverable.

7.    LEASES:
    The components of lease expense for the periods indicated are as follows:

	Year ended December 31
	2025	2024	2023
Finance lease expense:
Amortization of ROU assets (i)	$8.3	$7.6	$7.4
Interest on lease obligations (ii)	3.1	3.4	3.7
Operating lease expense (i)	42.1	40.0	35.4
Short-term lease expense and variable lease expense (i)	2.6	2.1	1.8
Total	$56.1	$53.1	$48.3
(i)    Recorded within either cost of sales or SG&A on the consolidated statements of operations based on the nature of the leased assets.
(ii)    Recorded within finance costs on the consolidated statements of operations.

    Other information related to leases for the periods indicated is as follows:

	December 31
	2025	2024
ROU assets:
Operating lease ROU assets	$124.1	$124.4
Finance lease ROU assets (included in PP&E, net)	49.0	56.4
Total ROU assets	$173.1	$180.8

Current portion of lease obligations:
Operating lease liability (included in accrued and other current liabilities and provisions)	$31.6	$25.7
Finance lease liability (included in current portion of borrowings under credit facility and finance lease obligations)	9.5	9.9
Long-term portion of lease obligations:
Operating lease liability (included in other non-current liabilities and provisions)	107.6	109.4
Finance lease liability (included in long-term portion of borrowings under credit facility and finance lease obligations)	48.5	51.8
Total lease obligations	$197.2	$196.8

Weighted-average remaining lease term (in years):
Operating leases	6.2	7.1
Finance leases	8.9	7.6

Weighted-average discount rates:
Operating leases	7.0%	7.3%
Finance leases	5.1%	5.4%

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

	Year ended December 31
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$40.6	$37.9	$34.7
Operating cash flows used for finance leases	$3.1	$3.4	$3.7
Financing cash flows used for finance leases	$11.5	$9.7	$9.9

ROU assets obtained in exchange for lease obligations:
Operating leases	$38.2	$52.5	$53.7
Finance leases	$7.0	$—	$—

Future minimum lease payments required under non-cancellable leases at December 31, 2025 are as follows:

	Operating leases	Finance leases
2026	$40.1	$12.2
2027	30.5	10.5
2028	24.0	8.7
2029	20.3	8.6
2030	19.2	8.8
Thereafter	37.1	22.1
Total minimum lease payments (i)	$171.2	$70.9
Less: imputed interest	(32.0)	(12.9)
Total lease liabilities	$139.2	$58.0
(i) Excludes $132.3 of payments related to leases signed but not yet commenced at December 31, 2025. These leases will commence between fiscal year 2026 and 2037 with lease terms of 3 to 10 years.

8.    GOODWILL AND INTANGIBLE ASSETS:

The following tables show the carrying amounts of goodwill and intangible assets:

	December 31, 2025
	Cost	Accumulated Amortization and Impairment	Carrying Amount
Goodwill	$388.5	$55.4	$333.1

Intellectual property	$112.0	$111.5	$0.5
Other intangible assets	693.9	443.3	250.6
Computer software assets	314.0	298.9	15.1
	$1,119.9	$853.7	$266.2

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

	December 31, 2024
	Cost	Accumulated Amortization and Impairment	Carrying Amount
Goodwill	$395.9	$55.4	$340.5

Intellectual property	$112.0	$111.4	$0.6
Other intangible assets	693.9	403.6	290.3
Computer software assets	313.3	296.2	17.1
	$1,119.2	$811.2	$308.0

The following table details the changes to the carrying amount of goodwill for the years indicated:

	Year ended December 31
	2025	2024
Opening balance	$340.5	$321.7
Acquisitions through business combinations, foreign exchange and other	(7.4)	18.8
Ending balance	$333.1	$340.5

At December 31, 2025, our goodwill balance consists of the following:

	Reportable Segment	Amount
Capital Equipment reporting unit	ATS	$131.1
Aerospace and Defense (A&D) reporting unit	ATS	66.3
PCI Private Limited reporting unit	ATS	123.8
NCS reporting unit	CCS	11.9
		$333.1

We evaluate goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. No triggering events occurred during 2023, 2024 or 2025. In addition to an assessment of triggering events during the year, we also conduct an Annual Impairment Assessment of goodwill during the fourth quarter of each year. We recorded no impairment charges against goodwill or intangible assets as a result of our 2023, 2024 or 2025 Annual Impairment Assessments because the fair value of each one of the reporting units exceeded its respective carrying value.

Other intangible assets are amortized over a weighted-average estimated useful life of 12.2 years. Computer software assets are amortized over a weighted-average estimated useful life of 8.0 years. Estimated amortization expenses of intangible assets for each of the five succeeding fiscal years and thereafter are as follows:

2026	$44.1
2027	42.3
2028	37.8
2029	36.3
2030	36.3
Thereafter	69.4
$266.2

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

9.    OTHER NON-CURRENT ASSETS:

Other non-current assets are comprised of the following:

		December 31
	Note	2025	2024
Net pension assets	16	$9.7	$10.0
Land rights		6.2	6.6
Deferred investment costs		20.3	23.2
Deferred financing costs		2.3	3.3
Interest rate swap derivative	18	0.4	—
Equity investments		12.2	9.7
Other		23.0	25.4
		$74.1	$78.2

10.    PROVISIONS:
Our provisions primarily include restructuring and warranty provisions (described in note 2(k)). We include details of our restructuring charges in note 14(a). The following charts detail the changes in our provisions:

	Restructuring	Warranty
Balance — December 31, 2024	$2.9	$60.0
Provisions, net of reversal of prior year provisions	17.7	22.4
Payments/usage	(17.2)	(6.5)
Accretion, foreign exchange and other	1.0	0.2
Balance — December 31, 2025	$4.4	$76.1
Current(i)	$4.4	$28.5
Non-current(i)	—	47.6

Balance — December 31, 2023	$3.6	$43.6
Provisions, net of reversal of prior year provisions	10.5	19.2
Payments/usage	(11.2)	(2.5)
Accretion, foreign exchange and other	—	(0.3)
Balance — December 31, 2024	$2.9	$60.0
Current(i)	$2.9	$16.3
Non-current(i)	—	43.7
(i)    Current balances are included in accrued and other current liabilities and provisions and non-current balances are included in other non-current liabilities and provisions on our consolidated balance sheets.

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

Borrowings under the Revolver bear interest, depending on the currency of the borrowing and our election for such currency, at: (i) term Secured Overnight Financing Rate (Term SOFR) plus 0.1% (Adjusted Term SOFR), (ii) Base Rate, (iii) Canadian Prime, (iv) an Alternative Currency Daily Rate, or (v) an Alternative Currency Term Rate plus a specified margin (each as defined in the Credit Facility). The margin for borrowings under the Revolver ranges from 1.50% to 2.25% for Adjusted Term SOFR, Alternative Currency Daily Rate or Alternative Currency Term Rate borrowings, and from 0.50% to 1.25% for Base Rate and Canadian Prime borrowings, in each case depending on the rate we select and a defined net leverage ratio. Commitment fees range from 0.30% to 0.45%, depending on our defined net leverage ratio. Outstanding amounts under the Term A Loan bear interest at Adjusted Term SOFR or Base Rate, plus a margin ranging from 1.50% — 2.25% for Adjusted Term SOFR borrowings and from 0.50% — 1.25% for Base Rate borrowings, in each case depending on the rate we select and our defined net leverage ratio. Outstanding amounts under the Term B Loan bear interest at Term SOFR plus 1.75% or the Base Rate plus 0.75%, depending on the rate we select. At December 31, 2025, outstanding amounts under the Term A Loan bore interest at Adjusted Term SOFR plus 1.75%; outstanding amounts under the Term B Loan bore interest at Term SOFR plus 1.75%; and no amounts were outstanding under the Revolver.

We have entered into interest rate swap agreements to hedge against our exposures to the interest rate variability on a portion of our Term Loans. See note 18 for further detail.

The Term A Loan and the Term B Loan require quarterly principal repayments of $3.125 and $1.250, respectively, and both require a lump sum repayment of the remainder outstanding at maturity. Any outstanding amounts under the Revolver are due at maturity. Except under specified circumstances, and subject to the payment of breakage costs (if any), we are generally permitted to make voluntary prepayments of outstanding amounts under the Revolver and the Term Loans without any other premium or penalty. Repaid amounts on the Term Loans may not be re-borrowed. We are also required to make annual prepayments of outstanding obligations under the Credit Facility (applied first to the Term Loans, then to the Revolver, in the manner set forth in the Credit Facility) ranging from 0% — 50% (based on a defined leverage ratio) of specified excess cash flow for the prior fiscal year. No prepayments based on excess cash flow were required in 2025, or will be required in 2026. In addition, prepayments of outstanding obligations under the Credit Facility (applied as described above) may also be required in the amount of specified net cash proceeds received above a specified annual threshold (including proceeds from the disposal of certain assets). No prepayments based on net cash proceeds were required in 2025, or will be required in 2026.

The Term A Loan and the Revolver each mature in June 2029. The Term B Loan matures in June 2031. At December 31, 2025, the aggregate remaining mandatory principal repayments under the Credit Facility are as follows (assuming no further mandatory principal repayments are required based on excess cash flow or net cash proceeds):

	2026	2027	2028	2029	2030	Thereafter	Total
Term A Loan	$12.5	$12.5	$12.5	$193.7	$—	$—	$231.2
Term B Loan	$5.0	$5.0	$5.0	$5.0	$5.0	$467.5	$492.5

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

We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). At December 31, 2025 and December 31, 2024, we were in compliance with all restrictive and financial covenants under the Credit Facility, and the Repurchase Restriction was not in effect.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

    The obligations under the Credit Facility are guaranteed by us and certain specified subsidiaries. Subject to specified exemptions and limitations, all assets of the guarantors are pledged as security for the obligations under the Credit Facility. The Credit Facility contains customary events of default. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts outstanding under the Credit Facility to be immediately due and payable, and may cancel the lenders’ commitments to make further advances thereunder. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a specified default rate. No such defaults occurred during 2023 to 2025. The obligations under the Credit Facility rank pari passu with other unsecured and unsubordinated creditors.

The following table sets forth, at the dates shown: outstanding borrowings under the Credit Facility, excluding ordinary course L/Cs; notional amounts under our interest rate swap agreements, outstanding finance lease obligations; and information regarding outstanding L/Cs, surety bonds and overdraft facilities:

	Outstanding borrowings		Notional amounts under interest rate swaps (note 18)
	December 31 2025	December 31 2024	December 31 2025	December 31 2024
Borrowings under the Revolver	$—	$—	$—	$—
Borrowings under the Term Loans
Term A Loan	231.2	243.7	120.0	130.0
Term B Loan	492.5	497.5	230.0	200.0
Total	$723.7	$741.2	$350.0	$330.0

Total borrowings under Credit Facility	$723.7	$741.2
Unamortized debt issuance costs related to Term Loans	(5.2)	(6.2)
Finance lease obligations (see note 7)	58.0	61.7
	$776.5	$796.7
Total Credit Facility and finance lease obligations:
Current portion	$26.0	$26.5
Long-term portion	750.5	770.2
	$776.5	$796.7

L/Cs, guarantees, surety bonds and overdraft facilities:
Outstanding L/Cs under the Revolver	$10.8	$11.1
Outstanding bank guarantees and surety bonds outside the Revolver	38.1	23.0
Total	$48.9	$34.1
Available uncommitted bank overdraft facilities	$198.5	$198.5
Amounts outstanding under available uncommitted bank overdraft facilities	$—	$—

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

a) Common Share repurchase plans:
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
On December 12, 2023, the TSX accepted our notice to launch an NCIB (2023 NCIB), which allowed us to repurchase, at our discretion, from December 14, 2023 until the earlier of December 13, 2024 or the completion of purchases thereunder, up to approximately 11.8 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. We entered into several NCIB ASPPs and SBC ASPPs (each with independent brokers) during the term of the 2023 NCIB, all of which have expired. At December 31, 2023, we recorded an accrual of: (i) $2.7, representing the estimated Contractual Maximum Quantity for cancellation (0.1 million Common Shares) under an NCIB ASPP we entered into in December 2023 (2023 NCIB Accrual); and (ii) $7.5, representing the estimated Contractual Maximum Quantity (0.3 million Common Shares) under an SBC ASPP we entered into in September 2023 (2023 SBC Accrual). Both 2023 NCIB Accrual and 2023 SBC Accrual were reversed in 2024. The 2023 NCIB was early terminated on October 30, 2024.

On October 30, 2024, the TSX accepted our notice to launch another NCIB (2024 NCIB), which allows us to repurchase, at our discretion, from November 1, 2024 until the earlier of October 31, 2025 or the completion of purchases thereunder, up to approximately 8.6 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. We entered into several NCIB ASPPs and SBC ASPPs (each with independent brokers) during the term of the 2024 NCIB, all of which have expired. There were no accruals at December 31, 2024 in connection with any NCIB ASPP or SBC ASPP.
On October 29, 2025, the TSX accepted our notice to launch a new NCIB (2025 NCIB), which allows us to repurchase, at our discretion, from November 3, 2025 until the earlier of November 2, 2026 or the completion of purchases thereunder, up to approximately 5.7 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. At December 31, 2025, approximately 5.6 million Common Shares remained available for repurchase under the 2025 NCIB either for cancellation or SBC delivery purposes. There were no accruals at December 31, 2025 in connection with any NCIB ASPP or SBC ASPP.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Activities of our capital stock for the periods included is set forth below:

Number of shares (in millions)	Common Shares	Multiple voting shares (MVS)
Issued and outstanding at December 31, 2022	103.0	18.6
Issued from treasury(1)	0.05	—
Cancelled under NCIB	(2.7)	—
Conversion of MVS into Common Shares in connection with the secondary offerings (2)	18.6	(18.6)
Issued and outstanding at December 31, 2023	119.0	—
Issued from treasury(1)	0.34	—
Cancelled under NCIB	(3.2)	—
Issued and outstanding at December 31, 2024	116.1	—
Issued from treasury(1)	0.1	—
Cancelled under NCIB	(1.3)	—
Issued and outstanding at December 31, 2025	114.9	—
(1)    From time to time, we issue shares from treasury to settle our vested stock options, RSUs and PSUs. In 2025, 0.03 million Common Shares were issued from treasury upon the exercise of stock options (2024 — 0.3 million, by our Chief Executive Officer (CEO); 2023 — 0.03 million) for aggregate cash proceeds of $0.3 (2024 — $3.9; 2023 — $0.3).
(2)    In connection with two underwritten secondary public offerings by Onex Corporation (Onex), our then-controlling shareholder, completed in June 2023 and August 2023 (Secondary Offerings), we issued an aggregate of approximately 18.6 million Common Shares, upon conversion of an equivalent number of our MVS. Both Secondary Offerings had nil impact on our aggregate capital stock amount. Subsequent to the secondary offering completed in August 2023, we have no MVS outstanding.

Information regarding Common Shares purchases for cancellation for the years indicated is set forth below:

	Year ended December 31
	2025	2024	2023
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation (1)	$150.7	$152.0	$35.6
Number of Common Shares repurchased for cancellation (in millions) (2)	1.3	3.2	2.6
Weighted average price per share for repurchases	$111.27	$47.15	$13.83
(1) For 2023, excludes the $2.7 2023 NCIB Accrual.
(2)    Includes 0.7 million, 0.5 million and 0.9 million repurchases of Common Shares for cancellation under NCIB ASPPs in 2025, 2024 and 2023, respectively.

Activities of our treasury stock for the periods included is set forth below:

Number of shares for delivery under SBC plans (in millions)	Common Shares
Held by trustee at December 31, 2022	1.5
Repurchases in the open market through independent broker under SBC ASPPs (1)	3.7
Delivery under SBC plans	(1.9)
Held by trustee at December 31, 2023 (2)	3.3
Repurchases in the open market through independent broker under SBC ASPPs (1)	3.0
Delivery under SBC plans	(3.8)
Held by trustee at December 31, 2024 (2)	2.5
Repurchases in the open market through independent broker under SBC ASPPs (1)	1.7
Delivery under SBC plans	(2.4)
Held by trustee at December 31, 2025 (2)	1.8

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(1) Aggregated cost, including transaction fees, of Common Shares repurchased for delivery under SBC plans was $221.6 in 2025 (2024 — $119.6; 2023 — $82.3).
(2) The value of Common Shares held by trustee for delivery under SBC plans was $153.8 at December 31, 2025 (December 31, 2024 — $92.9; December 31, 2023 — $72.6, excluding 2023 SBC accrual).

(b) Employee SBC:

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
We are party to the TRS Agreement to manage our cash flow requirements and exposure to fluctuations in the share price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. See notes 2(n) and 18 for further detail.
Information regarding employee SBC expense and TRS fair value adjustments (TRS FVAs, which represent changes in fair value of TRS) for the years indicated is set forth below:

	Year ended December 31
	2025	2024	2023
Employee SBC expense in cost of sales	$30.2	$24.8	$22.6
Employee SBC expense in SG&A	39.6	32.6	33.0
Total employee SBC expense	$69.8	$57.4	$55.6

TRS FVAs (gains) in cost of sales	$(109.3)	$(39.6)	$—
TRS FVAs (gains) in SG&A	(143.7)	(51.4)	—
TRS FVAs (gains) in miscellaneous expense (income)	—	—	(45.6)
Total TRS FVAs (gains)	$(253.0)	$(91.0)	$(45.6)

Combined effect of employee SBC expense and TRS FVAs	$(183.2)	$(33.6)	$10.0

We grant RSUs and PSUs, and from time to time grant stock options, to employees. See note 2(l) for the information of the plans under which RSUs, PSUs and stock options are issued.
Each vested RSU and PSU generally entitles the holder to receive one Common Share. We amortize the grant date fair value of RSUs and PSUs to expense over the vesting period. The grant date fair value of RSUs is based on the closing price of our Common Shares on the NYSE on the last business day preceding the grant date. With respect to PSUs, employees are granted a target number of PSUs. The number of PSUs that will actually vest will vary from 0% to 200% of the target amount granted based on the level of achievement of the relevant performance conditions, including a pre-determined non-market performance measurement and a relative TSR modifier (described in note 2(l)). The grant date fair value of the TSR modifier was based on a Monte Carlo simulation model and a premium of 122% for 2025 (2024 — 120%; 2023 — 118%). The grant date fair value of the non-market performance measurement was based on the closing price of our Common Shares on the NYSE on the last business day preceding the grant date and is subject to adjustment to reflect changes in the estimated level of achievement related to the applicable performance condition.
The assumptions used in the measurement of the grant date fair values of PSUs were as follows:

	Year ended December 31
	2025	2024	2023
Expected volatility	52%	41%	53%
Expected life	3 years	3 years	3 years
Risk-free interest rate (based on 3-year Treasury bonds)	4.3%	4.1%	3.9%

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

RSUs (excluding RSUs granted to directors, see (c) below) and PSUs activities in 2025 and information at December 31, 2025 were as follows:

	RSUs		PSUs
	Number of RSUs (in millions)	Weighted average grant date fair value	Number of PSUs (in millions)*	Weighted average grant date fair value
Outstanding at December 31, 2024	2.1	$21.63	3.1	$19.02
Granted	0.3	$127.74	0.2	$149.29
Vested and exercised	(1.5)	$16.46	(2.2)	$14.43
Forfeited	(0.1)	$57.09	(0.03)	$41.00
Added by performance factor adjustment	—	—	1.1	$14.42
Outstanding at December 31, 2025	0.8	$68.95	2.2	$32.91

At December 31, 2025:
Total remaining unrecognized compensation expense related to non-vested awards (in millions)		$13.3		$26.8
Weighted average remaining requisite service period		1.3 years		0.5 years
*    For non-vested PSUs, includes 100% of target granted.

In 2025, the total fair value of RSUs vested during the year was $321.0 (2024 — $90.3; 2023 — $41.0). In 2025, the total fair value of PSUs vested during the year was $266.8 (2024 — $136.2; 2023 — $39.2).

In 2025, we made a cash payment of $224.8 (2024 — $84.6; 2023 — $7.7) for the withholding taxes in connection with the SBC awards that vested during the year. In 2023, we also settled a portion of employee RSUs and PSUs that vested during the year with a cash payment of $49.8.

(c) Director SBC:

    We grant DSUs and RSUs to our directors (see note 2(l)).

Information regarding director SBC expense and director RSUs activity for the periods indicated is set forth below:

	Year ended December 31
	2025	2024	2023
Director SBC expense in SG&A (1)	$2.4	$2.4	$2.4

Director RSUs granted:
Number of awards (in millions)	0.003	0.01	0.02
Weighted average grant date fair value per unit	$153.48	$57.20	$18.15
(1)    Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash.

At December 31, 2025, number of director RSUs outstanding was 0.01 million (December 31, 2024 — 0.03 million).

In October 2023, in connection with the termination of a service agreement with Onex for the services of an Onex officer to serve as a director of Celestica, we paid Onex approximately $9.2 in cash to settle Onex's then-outstanding DSUs.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Information regarding DSUs activities in 2025 is set forth below:

	Number of DSUs (in millions)	Year ended Weighted average grant date fair value
DSUs outstanding at December 31, 2024	0.7	$10.88
Granted	0.01	$157.98
Vested and exercised	(0.3)	$9.80
DSUs outstanding at December 31, 2025	0.4	$14.71

In 2025, the total fair value of DSUs vested during the year was $26.7 (2024 — $16.9; 2023 — $19.2).

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

	Year ended December 31
	2025	2024	2023
Translation adjustments:
Opening balance of foreign currency translation account	$(35.5)	$(28.1)	$(24.7)
Foreign currency translation adjustments	(0.5)	(7.4)	(3.4)
Closing balance of foreign currency translation account	$(36.0)	$(35.5)	$(28.1)

Foreign exchange derivatives (ii):
Opening balance of unrealized net loss on currency forward cash flow hedges(i)	$(9.4)	$—	$—
Net gain (loss) on currency forward cash flow hedges(i)	25.9	(27.1)	—
Reclassification of net loss (gain) on currency forward cash flow hedges to operations(i)	(7.5)	17.7	—
Closing balance of unrealized net gain (loss) on currency forward cash flow hedges(i)	$9.0	$(9.4)	$—

Interest rate swap derivatives (ii):
Opening balance of unrealized net gain on interest rate swap cash flow hedges(i)	$1.4	$—	$—
Net gain (loss) on interest rate swap cash flow hedges(i)	(1.7)	4.0	—
Reclassification of net gain on interest rate swap cash flow hedges to operations(i)	(2.6)	(2.6)	—
Closing balance of unrealized net gain (loss) on interest rate swap cash flow hedges(i)	$(2.9)	$1.4	$—

Employment benefit:
Opening balance of pension and non-pension post-employment benefit account(i)	$25.9	$27.9	$36.8
Net gain (loss) on pension and non-pension post-employment benefit plans(i)	3.7	(1.0)	(5.9)
Amortization of net gain on pension and non-pension post-employment benefit plans(i)	(1.4)	(1.0)	(3.0)
Closing balance of pension and non-pension post-employment benefit account(i)	$28.2	$25.9	$27.9

Accumulated other comprehensive loss	$(1.7)	$(17.6)	$(0.2)
(i)    Amounts were net of immaterial tax.
(ii)    Our foreign exchange derivatives and interest rate swaps that we entered into prior to 2024 were not designated as effective cash flow hedges under GAAP until January 1, 2024. As a result, those derivatives and swaps did not qualify for hedge accounting in 2023 such that changes in their fair values were marked-to-market through our consolidated statements of operations (as miscellaneous expense (income)) instead of being deferred in AOCI. See note 18.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

14.    RESTRUCTURING AND OTHER CHARGES, NET OF RECOVERIES:

	Year ended December 31
	2025	2024	2023
Restructuring charges (a)	$25.0	$11.6	$11.2
Transition Costs (b)	2.5	4.3	0.8
Acquisition costs	1.6	2.5	1.0
Other charges (recoveries) (c)	0.6	1.0	(0.9)
	$29.7	$19.4	$12.1

(a)    Restructuring charges:

    Our restructuring activities consisted primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies. Our restructuring charges in each of 2023, 2024 and 2025 consisted primarily of cash charges related to employee terminations, and in 2025 also included accelerated depreciation of equipment related to disengaging programs. See notes 2(k) and 10 for further details regarding our restructuring provisions.

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
In March 2019, as part of our Toronto real property sale, we entered into a 10-year lease with the purchaser of such property for our then-anticipated headquarters, to be built by such purchaser on the site of our former location (Purchaser Lease). Due to a number of construction-related commencement date delays, in November 2022, we extended (on a long-term basis) the lease on our current corporate headquarters and recorded the related ROU assets and lease liabilities. In 2023 and 2025, we executed sublease agreements for the space under the Purchaser Lease. The Purchaser Lease commenced in June 2024 and related ROU assets and lease liabilities were recognized in our consolidated financial statements. We recorded Transition Costs of $0.4 in 2025 (2024 — $4.3; 2023 — $0.8) related to the sublet of the Purchaser Lease.
(c)    Other charges (recoveries):
In 2025, we recorded other charges of $1.4 related to our transition as a U.S. domestic filer (2024 — $2.3). In 2025, we recorded legal recoveries of $0.8 in connection with the settlements of class action lawsuits in which we were a plaintiff (2024 — $1.3; 2023 — $2.7). In 2023, we also recorded an aggregate of $1.8 of costs, substantially all of which consisted of fees and expenses of the Secondary Offerings (see note 12).

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

15.    MISCELLANEOUS EXPENSE (INCOME):
The components of miscellaneous expense (income) for the periods indicated are as follows:

		Year ended December 31
	Note	2025	2024	2023
Components of net periodic benefit cost other than the service cost	16	$1.1	$1.0	$—
Pension and non-pension post-employment benefit plans settlement loss	16	0.8	0.8	0.6
Equity investment fair value adjustments		—	(1.3)	—
Loss (gain) recognized on derivative instruments:	18
Interest rate swaps		4.7	8.5	(3.6)
Foreign exchange forwards		—	6.0	2.0
TRS FVAs (1)		—	—	(45.6)
Gains on insurance claims settlement		(1.7)	—	—
		$4.9	$15.0	$(46.6)
(1) Starting 2024, TRS FVAs were recorded in cost of sales and SG&A. See note 18.
16.    PENSION AND NON-PENSION POST-EMPLOYMENT BENEFIT PLANS:

(a)    Plan summaries:

We provide pension and non-pension post-employment benefit plans for our employees. At December 31, 2025, such plans included our pension plan for employees in the United Kingdom (U.K. pension plan), which generally provides participants with stated benefits on retirement based on their pensionable service, either in annuities and/or lump sum payments. The U.K. pension plan is closed to new members and none of such plan members are active employees of the Company. Defined contribution pension plans are offered to certain employees, mainly in Canada and the U.S. We provide non-pension post-employment benefits (under other benefit plans) to retired and terminated employees in Canada, the U.S., Mexico, Thailand, South Korea, Indonesia and the Philippines. These benefits may include one-time retirement and specified termination benefits, medical, surgical, hospitalization coverage, supplemental health, dental and/or group life insurance.

To mitigate the actuarial and investment risks of our defined benefit pension plans, we purchase annuities from time to time (using existing plan assets) from third party insurance companies for certain, or all, plan participants. The purchase of annuities by the pension plan substantially hedges the financial risks associated with the related pension obligations.

The overall governance of our pension plans is conducted by our Human Resources and Compensation Committee which, through annual reviews, approves material plan changes, reviews funding levels, compliance matters and plan assumptions, and ensures that the plans are administered in accordance with local statutory requirements. We have established a Canadian and a U.S. Pension Committee to govern our Canadian and U.S. pension plans respectively. The U.K. pension plan is governed by a Board of Trustees, composed of employee and company representation. Both the Canadian and U.S. Pension Committees, and the U.K. Board of Trustees review funding levels, investment performance and compliance matters for their respective plans. Our pension funding policy is to contribute amounts sufficient, at minimum, to meet local statutory funding requirements. For our defined benefit pension plans (primarily our U.K. pension plan), local regulatory bodies either define the minimum funding requirement or approve the funding plans submitted by us. We may make additional discretionary contributions taking into account actuarial assessments and other factors. The contributions that we make to support ongoing plan obligations are recorded in the respective asset or liability accounts on our consolidated balance sheets.

    Our U.K. pension plan requires an actuarial valuation to be completed every three years. The most recent actuarial valuation used a measurement date of April 2022 and was duly completed in 2023.

    We currently fund our non-pension post-employment benefit plans as we incur benefit payment obligations thereunder. Excluding our mandatory plans, the most recent actuarial measurements for our largest non-pension post-employment benefit plans were completed using valuation dates of May 2025 (Canada) and January 2024 (U.S.). The next actuarial measurements for these plans will have valuation dates of May 2028 and January 2026, respectively. We accrue the

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

expected costs of providing non-pension post-employment benefits during the periods in which the employees render service. We used a measurement date of December 31, 2025 for the accounting valuation for pension and non-pension post-employment benefits.

    Our pension plans are exposed to market risks such as changes in interest rates, inflation, and fluctuations in investment values, as well as financial risks including counterparty risks of financial institutions from which annuities have been purchased for specified plans. See note 18(d). Our plans are also exposed to non-financial risks, including the membership’s mortality and demographic changes, as well as regulatory changes.

    We manage the funding level risk of defined benefit pension plans through our asset allocation strategy for each plan. In the U.K., the majority of the obligations under our U.K. pension plan have been hedged with the purchase of annuities with insurance companies as described above, but do not qualify for designation as hedges for application of hedge accounting purposes.

    Pension fund assets are invested primarily in fixed income and equity securities. Asset allocation between fixed income and equity securities is adjusted based on the expected life of the plan and the expected retirement dates of the plan participants. Our pension funds do not invest directly in our shares, but may invest indirectly as a result of the inclusion of our shares in certain investment funds. All of our plan assets are measured at their fair value using the fair value hierarchy inputs described in note 2(q). See the plan assets, by asset class table in (b) below. There were no transfers of fair value measurements between Level 1 and Level 3 of the fair value hierarchy in 2025 or 2024. Our plan assets consist of annuities purchased with insurance companies, and assets held with financial institutions with a Standard and Poor’s long-term rating of A or above at December 31, 2025. The annuities purchased for our U.K. pension plan are held with financial institutions that are governed by local regulatory bodies. The remaining assets are held with financial institutions where ratings are not available. For these institutions, we monitor counterparty risk based on the diversification of plan assets. These plan assets are maintained in segregated accounts by a custodian that is independent from the fund managers. We believe that the counterparty risk is low.
(b) Plan financials:

    The table below presents the fair value of our defined benefit pension plan and other benefit plan assets, by asset class:

	Fair Value at December 31		Actual Asset Allocation (%) at December 31
	2025	2024	2025	2024
Quoted market prices (Level 1):
Debt investment funds	$8.3	$8.3	4%	4%
Equity investment funds	5.7	5.8	3%	3%
Other	17.2	17.0	8%	9%
Non-quoted market prices (Level 3):
Insurance annuities	171.7	160.0	85%	84%
Total	$202.9	$191.1	100%	100%

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

    The following tables provide a summary of the financial position of our defined benefit pension and other post-employment benefit plans:

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2025	2024	2025	2024
Fair value of plan assets, beginning of year	$189.0	$211.2	$2.1	$2.3
Actual return on plan assets	8.3	(7.7)	0.1	0.1
Administrative expenses paid from plan assets	(0.7)	(0.3)	—	—
Employer contributions to plan	1.7	1.9	0.4	0.4
Employer direct benefit payments	0.5	0.6	4.4	4.7
Settlement payments	(0.6)	(0.6)	(2.0)	(2.5)
Benefit payments from plan	(10.1)	(10.1)	(0.2)	(0.4)
Benefit payments from employer	(0.5)	(0.6)	(2.4)	(2.2)
Foreign currency exchange rate changes and other	12.8	(5.4)	0.1	(0.3)
Fair value of plan assets, end of year	$200.4	$189.0	$2.5	$2.1

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2025	2024	2025	2024
Benefit obligation, beginning of year	$196.6	$219.3	$72.3	$74.4
Service costs	3.6	4.5	3.4	3.4
Interest costs	10.3	9.6	3.1	3.1
Administrative expenses paid	(0.7)	(0.3)	—	—
Actuarial losses (gains)	(1.2)	(19.7)	(1.8)	1.8
Settlement/curtailment payments from plan	(0.6)	(0.6)	(2.0)	(2.5)
Benefit payments from plan	(10.1)	(10.1)	(0.2)	(0.4)
Benefit payments from employer	(0.5)	(0.6)	(2.4)	(2.2)
Foreign currency exchange rate changes and other	13.0	(5.5)	4.9	(5.3)
Benefit obligation, end of year	$210.4	$196.6	$77.3	$72.3

Funded status at end of year	$(10.0)	$(7.6)	$(74.8)	$(70.2)
Weighted average duration of benefit obligations (in years)	12	12	9	10

The following table outlines the information for our defined benefit pension plan and non-pension post-employment benefit plans with an accumulated benefit obligation in excess of plan assets:

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2025	2024	2025	2024
Accumulated benefit obligations	$30.4	$27.8	$27.0	$19.5
Fair value of plan assets	$10.8	$10.2	$—	$—

The following table outlines the information for our defined benefit pension plan and non-pension post-employment benefit plans with a projected benefit obligation in excess of plan assets:

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

	Pension Plans Year ended December 31		Other Benefit Plans Year ended December 31
	2025	2024	2025	2024
Projected benefit obligations	$30.4	$27.8	$74.9	$72.3
Fair value of plan assets	$10.8	$10.2	$—	$2.1

The following table outlines the plan balances as reported on our consolidated balance sheets:

	December 31, 2025			December 31, 2024
	Pension Plans	Other Benefit Plans	Total	Pension Plans	Other Benefit Plans	Total
Pension and non-pension post-employment benefit obligations	$(19.6)	$(69.9)	$(89.5)	$(17.6)	$(66.2)	$(83.8)
Current other post-employment benefit obligations	—	(5.0)	(5.0)	—	(4.0)	(4.0)
Non-current net pension assets (note 9)	9.6	0.1	9.7	10.0	—	10.0
	$(10.0)	$(74.8)	$(84.8)	$(7.6)	$(70.2)	$(77.8)

The following table outlines the components of net periodic benefit cost recognized in our consolidated statements of operations for pension and non-pension post-employment benefit plans:

	Pension Plans Year ended December 31			Other Benefit Plans Year ended December 31
	2025	2024	2023	2025	2024	2023
Service cost	$3.6	$4.5	$2.6	$3.4	$3.4	$3.1
Interest cost	10.3	9.6	10.2	3.1	3.1	3.2
Expected return on plan assets	(10.0)	(9.1)	(9.6)	—	(0.1)	(0.1)
Amortization of net loss (gain)	(0.3)	(0.2)	(0.3)	(2.0)	(2.3)	(3.4)
Settlement loss (gain)	(0.2)	(0.1)	(0.1)	1.0	0.9	0.7
Net periodic benefit cost (1)	3.4	4.7	2.8	5.5	5.0	3.5
Defined contribution pension plan expense (see (c) below)	14.6	13.8	12.7	—	—	—
Total expense for the year	$18.0	$18.5	$15.5	$5.5	$5.0	$3.5
(1)    The components of net periodic benefit cost, other than the service cost component, are included in miscellaneous expense (income) in our consolidated statements of operations. See note 15. We generally record the service cost component in cost of sales and SG&A, depending on the nature of expenses.

The following table outlines the gain and loss recognized in OCI:

	Year ended December 31
	2025	2024	2023
Net loss (gain), net of tax (see note 13)	$(2.3)	$2.0	$8.9

The following table outlines the amounts recognized in AOCI:

	December 31, 2025			December 31, 2024
	Pension Plans	Other Benefit Plans	Total	Pension Plans	Other Benefit Plans	Total
Net gain, net of tax (see note 13)	$(9.7)	$(18.5)	$(28.2)	$(9.7)	$(16.2)	$(25.9)

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

    The following percentages and assumptions were used in measuring the plans for the years indicated:

	Pension Plans			Other Benefit Plans
	2025	2024	2023	2025	2024	2023
Benefit obligations:
Weighted average discount rate at December 31 (1)	5.5	5.4	4.6	4.1	4.3	4.5
Weighted average rate of compensation increase	3.0	3.0	2.9	4.7	4.6	4.6

Net benefit cost for the year ended:
Weighted average discount rate (1)	5.4	4.6	4.9	4.3	4.5	4.9
Weighted average rate of compensation increase	3.0	2.9	1.1	4.6	4.6	4.6
Expected long-term return on plan assets (2)	5.2	4.4	4.6	2.9	3.2	3.7

Healthcare cost trend rates:
Immediate trend	—	—	—	5.7	6.5	5.1
Ultimate trend	—	—	—	4.0	4.0	4.0
Year the ultimate trend rate is expected to be achieved	—	—	—	2040	2040	2040
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

    A one percentage-point increase or decrease in one of the following actuarial assumptions, holding other assumptions constant in each case, would increase (decrease) our benefit obligations as follows:

	Pension Plans		Other Benefit Plans
	Year ended December 31, 2025		Year ended December 31, 2025
	1% Increase	1% Decrease	1% Increase	1% Decrease
Discount rate	$(20.7)	$25.1	$(6.4)	$7.5
Healthcare cost trend rate	$—	$—	$2.6	$(2.2)

(c) Plan contributions:

    We made the following plan contributions for the years indicated below and estimate our contribution for 2026 to be as follows:

	Year ended December 31			Estimated Contribution*
	2025	2024	2023	2026
Defined contribution plan	$14.6	$13.8	$12.7	$14.6
Defined benefit plan	2.2	2.5	1.6	1.8
Total pension plans	$16.8	$16.3	$14.3	$16.4

Non-pension post-employment benefit plans	$4.8	$5.1	$5.4	$5.4
*    Our actual contributions could differ materially from these estimates.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(d) Estimated future benefit payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plans	Other Benefit Plans
2026	$10.7	$5.4
2027	10.9	5.0
2028	11.3	5.3
2029	11.9	6.8
2030	12.6	8.0
Thereafter	65.7	41.8
Total future benefit payments	$123.1	$72.3

17.    INCOME TAXES

The following is a geographical breakdown of earnings before income taxes:

	Year ended December 31
	2025	2024	2023
Domestic (Canada) income	$120.9	$42.7	$7.4
Foreign income	862.3	489.5	298.6
Earnings before income taxes	$983.2	$532.2	$306.0

The income tax expense (recovery) consisted of the following:

	Year ended December 31
	2025		2024		2023
Current income taxes (recoveries)
Domestic (Canada) (i)	$0.2		$1.5		$1.4
Foreign	218.9		134.6		63.8
Total current income taxes (ii) (iii)	219.1		136.1		65.2
Deferred income taxes (recoveries)
Domestic (Canada)	—		—		—
Foreign	(68.4)		(31.9)		(3.6)
Total deferred income taxes recoveries (ii) (iii)	(68.4)		(31.9)		(3.6)
Income tax expense	$150.7	—	$104.2	—	$61.6
(i) Domestic (Canada) current income taxes for 2025 consists of a $0.2 federal income tax.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Beginning in the 2025 annual reporting, we adopted ASU 2023-09 prospectively. A reconciliation of the income tax rate based on the prospective adoption of ASU 2023-09 for 2025 is below. The Canadian federal statutory rate used is 25%. A 10% federal tax abatement is included in the "Provincial income taxes, net of federal income tax effect" line. The "Provincial income taxes, net of federal income tax effect" line is solely attributable to the province of Ontario.

	Year ended December 31, 2025
	Amount	Percentage (%)
Earnings before income taxes	$983.2

Canadian federal statutory tax rate	$245.8	25.0%
Provincial income taxes, net of federal income tax effect	—	—%
Foreign tax effects(ii) (iii):
Thailand:
Statutory tax rate difference	(23.4)	(2.4)%
Tax incentives, other than credits	(52.8)	(5.4)%
Withholding taxes	35.5	3.6%
Other	(4.4)	(0.5)%
U.S.:
Statutory tax rate difference	(12.3)	(1.3)%
Change in valuation allowance	(70.6)	(7.2)%
Share-based and other performance-based compensation	(21.5)	(2.2)%
Derivatives	14.3	1.5%
Other	2.6	0.3%
Other foreign jurisdictions	21.7	2.2%
Change in valuation allowance	18.6	1.9%
Non-taxable or non-deductible items:
Share-based payment awards	(24.9)	(2.5)%
Derivatives	(15.5)	(1.6)%
Other non-taxable or non-deductible items	(8.7)	(0.9)%
Change in unrecognized tax benefits	46.5	4.7%
Other adjustments(iii)(iv)	(0.2)	—%
Income tax expense and effective tax rate	$150.7	15.3%

A reconciliation of the expected income tax expense calculated using combined Canadian federal and provincial income tax rate with our income tax expense for 2024 and 2023 is as follows:

	Year ended December 31
	2024	2023
Expected statutory rate	26.5%	26.5%
Expected income tax expense calculated using expected statutory rate	$141.0	$81.1
Effect of foreign tax rate differences	(73.9)	(45.7)
Effect of foreign exchange	(10.7)	4.3
Effect of other, including non-taxable/non-deductible items and changes to net provisions related to tax uncertainties (ii) (iii)	26.6	(3.3)
Change in valuation allowance (iii)	21.2	25.2
Income tax expense	$104.2	$61.6
(ii)    These line items in the tables above include: (i) for 2025, $35.5 of withholding tax expenses in respect of repatriations from certain of our Asian subsidiaries; (ii) for 2024, $22.3 withholding tax expenses in respect of repatriations from certain of our Asian subsidiaries; and (iii) for 2023, $11.3 tax expenses arising from both withholding taxes in respect of repatriations and taxable temporary differences associated with then-anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(iii)    These line items for 2025, 2024 and 2023 in the tables above include tax benefits related to return-to-provision adjustments for changes in estimates related to prior years based on changes in facts or circumstances (RTP Adjustments), and net adjustments for tax liabilities and uncertainties (discussed below).
(iv)    Includes the tax effects of changes in tax laws or rates enacted in the current period, the effect of cross-border tax laws, and tax credits.

Our effective income tax rate can vary significantly period-to-period for various reasons, including as a result of the mix and volume of business in various tax jurisdictions within the Americas, Europe and Asia, in jurisdictions with tax holidays and tax incentives, and in jurisdictions for which no net deferred income tax assets have been recognized because management believes it is not more likely than not that future taxable profit will be available against which tax losses and deductible temporary differences could be utilized. Our effective income tax rate can also vary due to the impact of restructuring charges, foreign exchange fluctuations, operating losses, cash repatriations, and changes in our provisions related to tax uncertainties. Several jurisdictions in which we operate have enacted legislation to implement the Pillar Two Global Minimum Tax (GMT) rules released by the Organization for Economic Cooperation and Development. We may occasionally pay dividends that are subject to withholding tax from certain subsidiaries in lieu of incurring top-up taxes under the GMT rules.

During 2025, we recorded net income tax expense of $150.7, which included $68.1 of tax benefits to recognize previously unrecognized deferred tax assets in our U.S. group of subsidiaries, offset by $41.7 tax expenses for tax uncertainties relating to certain of our subsidiaries, and $35.5 of withholding tax expenses in respect of repatriations from certain of our Asian subsidiaries.

During 2024, we recorded net income tax expense of $104.2, which included $22.3 withholding tax expenses in respect of repatriations from certain of our Asian subsidiaries and $19.5 tax expenses for tax uncertainties relating to certain of our subsidiaries, offset in part by the recognition of $23.8 of deferred tax assets in our U.S. group of subsidiaries and in one of our Asian subsidiaries, and $11.8 of reversals of tax uncertainties relating to certain of our subsidiaries.

During 2023, we recorded net income tax expense of $61.6, which included $11.3 tax expenses arising from both withholding taxes in respect of repatriations and taxable temporary differences associated with the then-anticipated repatriation of undistributed earnings from certain of our Asian subsidiaries.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

The components of the deferred income taxes are as follows:

	December 31
	2025	2024
Deferred tax assets:
Accounting provisions not currently deductible	$135.7	$65.1
Pensions and non-pension post-retirement benefits	22.3	7.6
PP&E and intangibles	30.5	—
Tax loss carryforwards	224.1	357.2
Other	77.8	60.8
Total gross deferred tax assets	490.4	490.7
Less: valuation allowance	(353.6)	(386.0)
Total net deferred tax assets	$136.8	$104.7

Deferred tax liabilities:
Unrealized foreign exchange gains	$21.6	$16.4
PP&E and intangibles	—	50.0
Total deferred tax liabilities	$21.6	$66.4

Net deferred tax assets	$115.2	$38.3

Comprised of:
Non-current assets	$156.4	$87.7
Non-current liabilities	41.2	49.4
	$115.2	$38.3

The amount of tax loss carryforwards on hand at December 31, 2025 is $1,099.3 (December 31, 2024 — $1,632.9). $199.5 of these tax loss carryforwards expire between 2026 and 2045, and the remainder of the tax loss carryforwards have no expiry date. At December 31, 2025, the aggregate amount of taxable temporary differences associated with investments in subsidiaries for which we have not recognized deferred tax liabilities is $1.8 (December 31, 2024 — $42.2).

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

We have been granted certain income tax incentives in Thailand including tax holidays that will expire in whole or in part at various dates during 2027 through 2029, unless extended or otherwise renegotiated. These tax exemptions are subject to certain conditions with which we intend to comply. The aggregate tax benefit arising from all of our tax incentives for 2025 was approximately $51 ($0.44 per diluted share) (2024 — approximately $44 ($0.37 per diluted share); 2023 — approximately $40 ($0.33 per diluted share)).

See note 20 for contingencies regarding Romanian income and value-added tax matter and Thailand tax matters.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31
	2025	2024
Balance, beginning of year	$50.0	$46.1
Additions, based on current year tax positions	0.2	0.2
Additions, for prior years' tax positions (i)	48.6	23.0
Reductions for prior years' tax positions	—	(2.7)
Reductions for lapse of statute of limitations	(2.3)	(11.5)
Reductions due to settlements	—	(2.4)
Impact of foreign exchange fluctuation	2.8	(2.7)
Balance, end of year	$99.3	$50.0
(i)    This line item in the table above for 2025 includes $41.7 tax expenses for tax uncertainties relating to certain of our subsidiaries (2024 — $19.5).

We recognize interest and penalties accrued related to unrecognized tax benefits within our tax expense. During 2025, we recognized interest and penalties of approximately $8.5 (2024 — $4.1; 2023 — de minimis). We had $17.0 accrued for the payment of interest and penalties at December 31, 2025 (December 31, 2024 —$8.5).

Information regarding income taxes paid based on the prospective adoption of ASU 2023-09 is set forth below:

Year ended December 31, 2025
Canadian income taxes paid, net of refunds received:
Federal	$0.1
Provincial	0.1
Foreign income taxes paid, net of refunds received:
Thailand	95.6
Malaysia	27.2
U.S.	26.8
All other foreign jurisdictions	25.0
Worldwide income taxes paid, net of refunds	$174.8

18.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

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

As of December 31, 2025, we recorded accrued payroll and benefits of $293.4 in accrued and other current liabilities and provisions on our consolidated balance sheets (December 31, 2024 — $240.5).

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

    Cash and cash equivalents are comprised of the following:

	December 31
	2025	2024
Cash	$574.2	$415.4
Cash equivalents	21.4	7.9
	$595.6	$423.3

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

(a)    Currency risk:

Due to the global nature of our operations, we are exposed to exchange rate fluctuations on our financial instruments denominated in various currencies. The majority of our currency risk is driven by operational costs, including income tax expense, incurred in local currencies by our subsidiaries. As part of our risk management program, we attempt to mitigate currency risk through a hedging program using forecasts of our anticipated future cash flows and monetary assets and monetary liabilities denominated in foreign currencies. We enter into foreign currency forward contracts and swaps, generally for periods of up to 12 months, to lock in the exchange rates for future foreign currency transactions, which are intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in local currencies. These derivatives when in effective hedge relationships are designated as cash flow hedging instruments and when the hedge relationship does not meet hedge accounting criteria, the derivatives are measured at fair value with changes in fair value recognized in the consolidated statements of operations. While these contracts are intended to reduce the effects of fluctuations in foreign currency exchange rates on our operating costs and cash flows, our hedging strategy does not mitigate the longer-term impacts of changes to foreign exchange rates. Although our functional currency is the U.S. dollar, currency risk on our income tax expense arises as we are generally required to file our tax returns in the local currency for each particular country in which we have operations. While our hedging program is designed to mitigate currency risk vis-à-vis the U.S. dollar, we remain subject to taxable foreign exchange impacts in our translated local currency financial results relevant for tax reporting purposes.

We cannot predict changes in currency exchange rates, the impact of exchange rate changes on our operating results, nor the degree to which we will be able to manage the impact of currency exchange rate changes. Such changes could have a material effect on our business, financial performance and financial condition.

Our foreign currency forwards and swaps entered into prior to 2024 were not designated as effective cash flow hedges under GAAP. As such, the criteria for hedge accounting had not been met and changes in the fair value of those derivatives were marked-to-market through our consolidated statements of operations (miscellaneous expense (income)) instead of being deferred in AOCI. Starting in January 2024, foreign currency forward contracts and swaps were designated as cash flow hedges when the hedging relationship is effective and meets the hedge accounting criteria.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

(b)    Equity price risk:

We are party to the TRS Agreement with a third-party bank to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. The TRS Agreement provides for automatic annual one-year extensions (subject to specified conditions), and may be terminated by either party (in whole or in part) at any time. The value of the TRS Agreement is determined by comparing the market price of our Common Shares to the fixed price paid by the counterparty for such shares (Strike Price). The counterparty under the TRS Agreement is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS Agreement over the TRS Agreement’s term, in exchange for periodic payments made by us based on SOFR plus a specified margin applied to the Equity Notional Amount (defined in the TRS Agreement as an amount equal to the product of (i) the number of Common Shares then subject to the TRS Agreement (notional quantity) multiplied by (ii) the Strike Price in effect). Similarly, if the value of the TRS Agreement decreases over the term of the TRS Agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. The TRS Agreement does not qualify for hedge accounting.

In each of September 2023 and February 2024, we terminated a portion of the TRS Agreement by reducing the notional quantity by 0.5 million Common Shares and 1.25 million Common Shares, respectively, and received $5.0 and $32.3 from the counterparty, respectively, each of which was recorded in cash provided by financing activities in our consolidated statements of cash flows. At December 31, 2025, our TRS Agreement had a notional quantity of 1.25 million Common Shares (December 31, 2024 — 1.25 million Common Shares).

In each of December 2025 and March 2025, we re-struck our TRS Agreement at a Strike Price of $288.87 per share and $91.58 per share, respectively, and received $246.6 and $98.6 from the counterparty, respectively, each of which was recorded in cash provided by financing activities in our consolidated statements of cash flows.

(c)    Interest rate risk:

    Borrowings under the Credit Facility bear interest at specified rates, plus specified margins. See note 11. Our borrowings under this facility at December 31, 2025 totaled $723.7 (December 31, 2024 — $741.2), comprised in each year of aggregate outstanding borrowings under the Term Loans, and other than ordinary course L/Cs (described below), nil amount outstanding under the Revolver. Such borrowings expose us to interest rate risk due to the potential variability of market interest rates. Without accounting for the interest rate swaps described below, a one-percentage point increase in these rates would increase interest expense, based on outstanding borrowings at December 31, 2025, by $7.2 annually.

    As part of our risk management program, we attempt to mitigate interest rate risk through interest rate swaps. In order to partially hedge against our exposure to interest rate variability on our Term Loans, we have entered into various agreements with third-party banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings under our Term Loans. At December 31, 2025, associated with the Term A Loan, we had: (i) interest rate swaps with $80.0 notional amount (entered in March 2025) expiring in June 2027; (ii) interest rate swaps with $40.0 notional amount (entered in September 2025) expiring in June 2029; and (iii) interest rate swaps with $80.0 notional amount (entered in March and September 2025) commencing June 2027 and expiring in June 2029. At December 31, 2025, associated with the Term B Loan, we had: (i) interest rate swaps with $230.0 notional amount (entered in March and September 2025) expiring in June 2027; and (ii) interest rate swaps with $230.0 notional amount (entered in March and September 2025) commencing in June 2027 and expiring in June 2029. These derivatives when in effective hedge relationships are designated as cash flow hedging instruments.

At December 31, 2025, the interest rate risk related to $373.7 of borrowings under the Credit Facility was unhedged, consisting of unhedged amounts outstanding under the Term Loans ($111.2 under the Term A Loan and $262.5 under the Term B Loan), and no amounts outstanding (other than ordinary course L/Cs) under the Revolver (December 31, 2024 — $411.2 unhedged, consisting of $113.7 under the Term A Loan and $297.5 under the Term B Loan, and no amounts outstanding (other than ordinary course L/Cs) under the Revolver). A one-percentage point increase in applicable interest rates would increase interest expense, based on the outstanding borrowings under the Credit Facility at December 31, 2025, and including the impact of our interest rate swap agreements, by $3.7 annually. As we have swapped $350.0 of our borrowings under the Term Loans from floating to fixed rates at December 31, 2025, the financial impact of a 25 basis point

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

increase in the floating market interest rate would increase the fair value of the interest rate swaps by $2.8 and a 25 basis point decrease in the floating interest rate would decrease the fair value of the interest rate swaps by $2.8.

Our interest rate swap agreements entered into prior to 2024 were not designated as effective cash flow hedges under GAAP. As such, the criteria for hedge accounting had not been met and changes in the fair value of those derivatives were marked-to-market through our consolidated statements of operations (as miscellaneous expense (income)) instead of being deferred in AOCI. Starting in January 2024, interest rate swaps are designated as cash flow hedges when the hedge relationship is effective and meets GAAP hedge accounting criteria.
Interest payments on our TRS Agreement are based on a variable interest rate (see (b) above). Based on the notional quantity and the Strike Price in effect as of December 31, 2025, a one-percentage point increase in the applicable interest rate would increase interest expense by $3.6 annually.
(d)    Credit risk:

Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a financial loss to us. We believe our credit risk of counterparty non-performance continues to be relatively low. We are in regular contact with our customers, suppliers and logistics providers, and have not experienced significant counterparty credit-related non-performance in 2025 or 2024. However, if a key supplier (or any company within such supplier's supply chain) or customer fails to comply with their contractual obligations, this could result in a significant financial loss to us. We would also suffer a significant financial loss if an institution from which we purchased foreign currency exchange contracts or swaps, interest rate swaps, or annuities for our pension plans, or the counterparty to our TRS Agreement, defaults on their contractual obligations. With respect to our financial market activities, we have adopted a policy of dealing only with counterparties we deem to be creditworthy to help mitigate the risk of financial loss from defaults. We monitor the credit risk of the counterparties with whom we conduct business, through a combined process of credit rating reviews and portfolio reviews. To mitigate the risk of financial loss from defaults under our foreign currency forward contracts and swaps, interest rate swaps and TRS Agreement, our contracts are held by counterparty financial institutions, each of which had a Standard and Poor’s long-term rating of A- or above at December 31, 2025. In addition, we maintain cash and short-term investments in highly-rated investments or on deposit with major financial institutions. Each financial institution with which we had our A/R sales program and our SFPs had a Standard and Poor’s short-term rating of A-1 and a long-term rating of A or above at December 31, 2025. The financial institutions from which annuities have been purchased for the defined benefit component of our U.K. pension plan are governed by local regulatory bodies.

    We also provide unsecured credit to our customers in the normal course of business. Customer exposures that potentially subject us to credit risk include our A/R, inventory on hand, and non-cancellable purchase orders in support of customer demand. From time to time, we extend the payment terms applicable to certain customers, and/or provide longer payment terms when deemed commercially reasonable. Longer payment terms could adversely impact our working capital requirements, and increase our financial exposure and credit risk. We attempt to mitigate customer credit risk by monitoring our customers’ financial condition and performing ongoing credit evaluations as appropriate. In certain instances, we obtain L/Cs or other forms of security from our customers. We may also purchase credit insurance from a financial institution to reduce our credit exposure to certain customers. We consider credit risk in determining our allowance for credit losses, and we believe that such allowance, as adjusted from time to time, is adequate. The carrying amount of financial assets recorded in our consolidated financial statements, net of our allowance for credit losses, represents our estimate of maximum exposure to credit risk. See note 4 for allowance for credit losses we recorded as of December 31, 2025 and December 31, 2024. At December 31, 2025, less than 2% of our gross A/R was over 90 days past due (December 31, 2024 — less than 1%).

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

Fair values:

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

We estimate the fair value of each class of financial instrument. The carrying values of cash and cash equivalents, our A/R, A/P, accrued liabilities and provisions, and our borrowings under the Revolver approximate their fair values due to their short-term nature. The carrying value of the Term Loans approximates their fair value as they bear interest at a variable market rate. The fair values of foreign currency forward and swap contracts are estimated using generally accepted valuation models based on a discounted cash flow analysis with inputs of observable market data, including currency rates and discount factors. Discount factors are adjusted by our own credit risk or the credit risk of the counterparty, depending on whether the fair values are in liability or asset positions, respectively. We obtained third-party valuations of the swaps under our interest rate swap agreements and the TRS Agreement. The valuations of our interest rate swap agreements are primarily measured through various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and volatility, and credit risk adjustments. The valuation of the TRS is primarily measured by reference to observable market data, including movements in the price of our Common Shares over the valuation period and the volume weighted average price of counterparty's purchases of Common Shares, adjusted for required interest payments based on SOFR, which is the rate applicable to the TRS Agreement. The valuations of foreign currency contracts, interest rate swaps and the TRS Agreement are based on Level 2 data inputs of the fair value measurement hierarchy (described in note 2(q)). There were no transfers of fair value measurements between fair value hierarchies in 2025 or 2024.

See note 16 for the input levels used to measure the fair value of our pension assets.

Hedging activities:

    At December 31, 2025, we had outstanding foreign currency forward contracts designated as cash flow hedges with a notional value of $644.3 (December 31, 2024 — $497.2) and outstanding interest rate swaps designated as cash flow hedges with a notional value of $350.0 (December 31, 2024 — $330.0). At December 31, 2025, we had additional outstanding foreign currency forward contracts not designated as cash flow hedges with a notional value of $230.3 (December 31, 2024 — $250.8).

The tables below presented information regarding the fair values of derivative instruments and the effects of derivative instruments on our consolidated financial statements:

Derivatives not designated as hedging instruments (economic hedges):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	December 31 2025	December 31 2024	Balance sheet classification	December 31 2025	December 31 2024
Foreign currency contracts	Other current assets	$5.5	$8.9	Other current liabilities	$2.9	$13.1
TRS	Other current assets	7.2	99.4	Other current liabilities	—	—

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Location of Loss (Gain) Recognized	Amount of Loss (Gain) Recognized in Income
	Year ended December 31
	2025	2024	2023
Foreign currency contracts
Cost of sales	$(0.3)	$(0.9)	$—
SG&A	2.5	1.0	—
Miscellaneous expense (income)	—	—	2.0
TRS
Cost of sales	(109.3)	(39.6)	—
SG&A	(143.7)	(51.4)	—
Miscellaneous expense (income)	—	—	(45.6)
Interest rate swaps
Miscellaneous expense (income)	—	—	(3.6)

Derivatives designated as cash flow hedges:

	Asset Derivatives			Liability Derivatives
		Fair value(iii)			Fair value(iii)
	Balance sheet classification	December 31 2025	December 31 2024	Balance sheet classification	December 31 2025	December 31 2024
Foreign currency contracts (i)	Other current assets	$12.1	$3.5	Other current liabilities	$1.5	$17.8
Interest rate swaps (ii)	Other current assets	—	6.6	Other current liabilities	—	—
Interest rate swaps (ii)	Other non-current assets	0.4	—	Other non-current liabilities	2.8	—
(i)    In the next twelve months, we estimate that $9.0 of existing gains, net of tax, will be reclassified from AOCI into our consolidated statements of operations. The maximum length of time we hedge our exposure to the variability in future cash flows for forecasted foreign currency transactions is 12 months.
(ii)    In the next twelve months, we estimate that $0.2 of existing losses, net of tax, will be reclassified from AOCI into our consolidated statements of operations. The maximum length of time that we hedge our exposure to the variability in future cash flows for forecasted interest payments is 3.5 years.
(iii)    Prior to 2024, we had no cash flow hedges using foreign currency contracts and interest rate swaps in designated accounting hedges. In January 2024, foreign currency forward contracts and interest rate swaps were designated as cash flow hedges when the hedging relationship is effective and meets the hedge accounting criteria.

Loss (gain) reclassified from AOCI into income (i)	Year ended December 31
(See note 13 for activities recorded in AOCI for the periods indicated)	2025	2024

Foreign currency contracts
Cost of sales	$(7.4)	$11.2
SG&A	(1.7)	1.8
Miscellaneous expense	—	6.0

Interest rate swaps
Finance costs	$(7.3)	$(11.1)
Miscellaneous expense	4.7	8.5
(i)    Nil effects of cash flow hedges were recorded in cost of sales, SG&A and finance costs during 2023 and hence were not presented.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

19.    EARNINGS PER SHARE:

Basic and diluted earnings per share for 2025, 2024 and 2023 are calculated by dividing net earnings by the following weighted average number of shares:

(in millions)	2025	2024	2023
Basic weighted average number of shares outstanding	115.3	118.1	120.1
Dilutive effect of outstanding awards under SBC plans	0.9	0.6	0.2
Diluted weighted average number of shares outstanding	116.2	118.7	120.3
20.    COMMITMENTS, CONTINGENCIES AND GUARANTEES:
At December 31, 2025, we had total capital expenditure commitments (open purchase orders) to third party vendors of $257.7, primarily to support the growth at certain of our sites driven by customer demands.

At December 31, 2025, we had commitments (not recognized as liabilities as of such date) under IT support agreements that require future minimum payments as follows:

2026	$31.8
2027	24.7
2028	16.2
2029	8.4
2030	7.1
Thereafter	4.6
Total future minimum payments	$92.8

We have contingent liabilities in the form of L/Cs, letters of guarantee and surety bonds (collectively, Guarantees) which we have provided to various third parties. The Guarantees cover various payments, including customs and excise taxes, utility commitments and certain bank guarantees. At December 31, 2025, we had $48.9 of Guarantees (December 31, 2024 — $34.1), including $10.8 (December 31, 2024 — $11.1) of L/Cs outstanding under our Revolver.
We are required to make scheduled quarterly principal repayments under the Term Loans, certain annual mandatory prepayments under the Credit Facility under specified circumstances, payments of outstanding amounts under the Credit Facility at maturity (see note 11), contractual payments under our lease obligations (described in note 7), and contributions to our pension and non-pension post-employment benefit plans (see note 16). We are also required to pay interest, fees and charges under our Credit Facility, A/R sales program and SFPs, interest rate swap agreements (the amounts thereunder are determined based on market rates at the time the interest payments are due) and the TRS Agreement, and may be required to make other payments under the TRS Agreement (see notes 4, 11 and 18). See note 18 for our obligations under the foreign exchange forward contracts we held at December 31, 2025.
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
Tax matters:
    We are subject to tax audits in various jurisdictions. Reviews by tax authorities generally focus on, but are not limited to, the validity of our inter-company transactions, including financing and transfer pricing policies which may involve subjective areas of taxation and significant judgment, as well as withholding and indirect taxes.

In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 at December 31, 2025 exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and we continue to vigorously defend our position through all necessary appeals or other judicial processes.

We are under examination by the Thailand tax authorities for the tax year 2019. The examination may lead to adjustments to our taxes with respect to the year under examination as well as other consequential periods.

In 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $13 at December 31, 2025 exchange rates) for our Thai subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thai tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.

In our major jurisdictions, we may be subject to income tax examinations for tax years 2018 to present.
21.    SEGMENT AND GEOGRAPHIC INFORMATION:

    Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenue and incur expenses; for which discrete financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker (CODM) in deciding how to allocate resources and to assess performance. No operating segments have been aggregated to determine our reportable segments.

    Our CEO, as the CODM, organizes our company, manages resource allocations and measures performance among our two operating and reportable segments: CCS and ATS. Our CCS segment consists of our Communications and Enterprise (servers and storage) end markets. Our ATS segment consists of our ATS end market, and is comprised of our A&D, Industrial, HealthTech, and Capital Equipment businesses.

Factors considered in determining the two reportable segments include the nature of applicable business activities, management structure, market strategy and margin profiles. Products in our CCS segment consist predominantly of data communications and information processing infrastructure products and systems primarily used in hyperscale data centers. These products include networking switches, optical systems, data center racks, servers and storage products used primarily by cloud-based and other service providers (including artificial intelligence (AI) service providers), as well as enterprise customers, for a range of applications including AI workloads and cloud computing services. Products and services in our ATS segment are extensive, serving a broader customer base and are often more regulated than those in our CCS segment, and can include: government-certified and highly-specialized manufacturing, electronic and enclosure-related services for A&D customers; high-precision semiconductor equipment and integrated subsystems; a wide range of industrial automation, controls, test and measurement devices; engineering-focused engagements, including in the areas of telematics, human machine interface, Internet-of-Things and embedded systems; advanced solutions for surgical instruments, diagnostic imaging and patient monitoring; and efficiency products to help manage and monitor the energy and power industries. Our CCS segment businesses, compared to our ATS businesses, typically have higher margin profiles and larger program volumes, as well as more significant concentration with major customers.

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

    Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue). Revenue is attributed to the segment in which the product is manufactured or the service is performed. Segment income is defined as a segment’s revenue less its cost of sales and its allocatable portion of SG&A expenses and R&D expenses (collectively, Segment Costs). Identifiable Segment Costs are allocated directly to the applicable segment while other Segment Costs, including indirect costs and certain corporate charges, are allocated to our segments based on an analysis of the relative usage or benefit derived by each segment from such costs. Segment income excludes finance costs; employee SBC expense; commencing in 2024, TRS FVAs (defined in note 12(b)); amortization of intangible assets (excluding computer software); restructuring and other charges, net of recoveries (the components of which are described in note 14); miscellaneous expense (income); and transitional hedge reclassifications and adjustments related to foreign currency forward contracts (FCC Transitional ADJ, defined as adjustments due to our transition from International Financial Reporting Standards to GAAP related to foreign currency forward contracts recorded in earnings from operations), as these costs, charges/recoveries and adjustments are managed and reviewed by the CODM at the company level. Our segments do not record inter-segment revenue. Although segment income and segment margin are used to evaluate the performance of our segments, we may incur operating costs in one segment that may also benefit the other segment. The operating segment performance is not evaluated based on segment asset or liability information. Our accounting policies for segment reporting are the same as those applied to the Company as a whole.

Information regarding each reportable segment for the periods indicated is set forth below:

Revenue by segment:	Year ended December 31
	2025		2024		2023
		% of Total		% of Total		% of Total
ATS	$3,202.4	26%	$3,155.5	33%	$3,319.8	42%
CCS
Communications	$7,126.4	57%	$3,946.7	41%	$2,675.6	33%
Enterprise	2,062.1	17%	2,543.8	26%	1,965.6	25%
	$9,188.5	74%	$6,490.5	67%	$4,641.2	58%

Total revenue	$12,390.9		$9,646.0		$7,961.0

Segment Costs by segment:	Year ended December 31
	2025	2024	2023
ATS cost of sales	$2,876.1	$2,894.9	$3,044.3
ATS other Segment Costs	157.2	116.5	120.5
CCS cost of sales	8,099.8	5,732.1	4,136.4
CCS other Segment Costs	330.8	279.9	218.2

Total Segment Costs	$11,463.9	$9,023.4	$7,519.4

CELESTICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)

Segment income, segment margin, and reconciliation of segment income to earnings before income taxes:	Note	Year ended December 31
		2025		2024		2023
			Segment Margin		Segment Margin		Segment Margin
ATS segment income and margin		$169.1	5.3%	$144.1	4.6%	$155.0	4.7%
CCS segment income and margin		757.9	8.2%	478.5	7.4%	286.6	6.2%
Total segment income		$927.0		$622.6		$441.6
Reconciling items:
Finance costs		52.6		52.1		78.9
Miscellaneous expense (income) (1)	15	4.9		15.0		(46.6)
FCC Transitional ADJ: (gains)		—		(1.3)		(1.2)
Employee SBC expense	12	69.8		57.4		55.6
TRS FVAs (gains)	12	(253.0)		(91.0)		—
Amortization of intangible assets (excluding computer software)		39.8		38.8		36.8
Restructuring and other charges, net of recoveries	14	29.7		19.4		12.1
Earnings before income taxes		$983.2		$532.2		$306.0
(1)    Miscellaneous income for 2023 included a favorable TRS FVA of $45.6. Commencing in 2024, TRS FVAs are reported in cost of sales and SG&A.

The following table details our external revenue allocated by manufacturing location among countries that generated 10% or more of total revenue for the years indicated:

	Year ended December 31
	2025	2024	2023
Thailand	59%	53%	46%
U.S.	10%	*	*
Malaysia	10%	*	11%
* Less than 10%.

    The following table details our allocation of PP&E and operating leases ROU assets among countries that represented 10% or more of total PP&E and operating leases ROU assets for the years indicated:

	December 31
	2025	2024
Thailand	36%	30%
U.S.	18%	22%
Malaysia	14%	12%
Mexico	*	10%
* Less than 10%.

Customers:

    In 2025, three customers (all in our CCS segment) individually represented 10% or more of total revenue (32%, 14% and 12%). In 2024, two customers (both in our CCS segment) individually represented 10% or more of total revenue (28% and 11%). In 2023, one customer (in our CCS segment) individually represented 10% or more of total revenue (22%).

At December 31, 2025, we had two customers (both in our CCS segment) that individually represented 10% or more of total A/R (December 31, 2024 — one customer in our CCS segment).