Form 10-Q
period 2026-09-30
CELESTICA INC
filed 2026-10-26
CIK 1030894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2026, the registrant had 126,111,808 Common Shares outstanding.

CELESTICA INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELESTICA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions of U.S. dollars)
(unaudited)

	Note	September 30 2026	December 31 2025
Assets
Current assets:
Cash and cash equivalents		$3,961.3	$595.6
Accounts receivable, net	4	3,763.1	2,638.1
Inventories	5	4,509.7	2,188.0
Other current assets	15	309.6	251.5
Total current assets		12,543.7	5,673.2
Property, plant and equipment, net		1,403.3	586.0
Operating lease right-of-use assets	6	194.7	124.1
Goodwill		333.3	333.1
Intangible assets, net		234.2	266.2
Deferred income taxes		232.5	156.4
Other non-current assets		196.8	74.1
Total assets		$15,138.5	$7,213.1

Liabilities and Equity
Current liabilities:
Current portion of borrowings under credit facility and finance lease obligations	8	$27.3	$26.0
Accounts payable		5,040.6	1,866.1
Accrued and other current liabilities and provisions	7	2,559.1	1,896.8
Income taxes payable		142.8	150.7
Total current liabilities		7,769.8	3,939.6
Long-term portion of borrowings under credit facility and finance lease obligations	8	791.5	750.5
Pension and non-pension post-employment benefit obligations		90.8	89.5
Other non-current liabilities and provisions	15	232.5	176.0
Deferred income taxes		39.9	41.2
Total liabilities		8,924.5	4,996.8
Equity:
Total equity		6,214.0	2,216.3
Total liabilities and equity		$15,138.5	$7,213.1
Contingencies (note 17)

     The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions of U.S. dollars, except per share amounts)
(unaudited)

		Three months ended		Nine months ended
		September 30		September 30
	Note	2026	2025	2026	2025

Revenue	3	$5,829.7	$3,194.0	$14,575.3	$8,736.0
Cost of sales	5	5,188.9	2,777.9	12,919.8	7,675.0
Gross profit		640.8	416.1	1,655.5	1,061.0
Selling, general and administrative expenses		118.2	38.4	293.7	189.8
Research and development		51.2	36.4	138.7	88.0
Amortization of intangible assets		10.5	11.4	33.3	33.6
Restructuring and other charges (recoveries)	11	0.9	4.9	(0.6)	23.3
Earnings from operations		460.0	325.0	1,190.4	726.3
Finance costs		24.1	13.8	63.3	43.2
Interest income		(19.7)	(1.0)	(25.5)	(3.2)
Miscellaneous expense (income)	12	(0.2)	1.3	(1.1)	4.4
Earnings before income taxes		455.8	310.9	1,153.7	681.9
Income tax expense (recovery)	14
Current		84.8	44.2	250.2	133.0
Deferred		(26.2)	(1.1)	(74.8)	(16.1)
		58.6	43.1	175.4	116.9
Net earnings		$397.2	$267.8	$978.3	$565.0

Earnings per share:
Basic		$3.30	$2.33	$8.38	$4.90
Diluted		$3.26	$2.31	$8.30	$4.86

Weighted-average shares used in computing per share amounts (in millions):
Basic	16	120.5	115.0	116.8	115.4
Diluted	16	121.8	115.9	117.9	116.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions of U.S. dollars)
(unaudited)

		Three months ended		Nine months ended
		September 30		September 30
	Note	2026	2025	2026	2025

Net earnings		$397.2	$267.8	$978.3	$565.0

Other comprehensive income (loss), net of tax	10
Loss related to defined benefit pension and non-pension post-employment benefit plans		(1.1)	(3.2)	(3.3)	(9.3)
Currency translation differences for foreign operations		5.7	(2.5)	1.7	2.5
Unrealized gain (loss) on currency forward derivative hedges		(2.5)	(6.2)	(25.3)	15.3
Unrealized gain (loss) on interest rate swap derivative hedges		6.8	(0.7)	12.8	(4.4)
Total other comprehensive income (loss), net of tax		8.9	(12.6)	(14.1)	4.1

Total comprehensive income		$406.1	$255.2	$964.2	$569.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(unaudited)

Three Months Ended September 30, 2026	Note	Capital stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss(a)	Total equity
Balance -- June 30, 2026		$1,624.1	$(20.7)	$18.9	$882.0	$(24.7)	$2,479.6
Capital transactions:	9
Issuance of capital stock under public offering, net of issuance costs (b)		3,391.3	—	—	—	—	3,391.3
Issuance of capital stock under stock-based compensation (SBC) plans		0.2	—	(0.2)	—	—	—
Purchase of treasury stock for SBC plans		—	(37.6)	—	—	—	(37.6)
SBC		—	13.2	(18.7)	(19.9)	—	(25.4)
Total comprehensive income:
Net earnings for the period		—	—	—	397.2	—	397.2
Other comprehensive income		—	—	—	—	8.9	8.9
Balance -- September 30, 2026		$5,015.6	$(45.1)	$—	$1,259.3	$(15.8)	$6,214.0

Nine Months Ended September 30, 2026
Balance -- January 1, 2026		$1,619.8	$(153.8)	$343.3	$408.7	$(1.7)	$2,216.3
Capital transactions:	9
Issuance of capital stock under public offering, net of issuance costs (b)		3,391.3	—	—	—	—	3,391.3
Issuance of capital stock under SBC plans		5.5	—	(5.5)	—	—	—
Repurchase of capital stock for cancellation		(1.0)	—	(19.0)	—	—	(20.0)
Purchase of treasury stock for SBC plans		—	(37.6)	—	—	—	(37.6)
SBC		—	146.3	(318.8)	(127.7)	—	(300.2)
Total comprehensive income:
Net earnings for the period		—	—	—	978.3	—	978.3
Other comprehensive loss		—	—	—	—	(14.1)	(14.1)
Balance -- September 30, 2026		$5,015.6	$(45.1)	$—	$1,259.3	$(15.8)	$6,214.0
(a)    Accumulated other comprehensive loss is net of tax (see note 10).
(b)    Consists of the proceeds, net of issuance costs, from our public offering of an aggregate of 11.1 million Common Shares completed on August 7, 2026 (see note 9).

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions of U.S. dollars)
(unaudited)

Three Months Ended September 30, 2025	Note	Capital stock	Treasury stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss(a)	Total equity
Balance -- June 30, 2025		$1,621.5	$(202.2)	$466.1	$(126.6)	$(0.9)	$1,757.9
Capital transactions:	9
Issuance of capital stock under SBC plans		0.1	—	(0.1)	—	—	—
SBC		—	1.2	14.3	—	—	15.5
Total comprehensive income:
Net earnings for the period		—	—	—	267.8	—	267.8
Other comprehensive loss		—	—	—	—	(12.6)	(12.6)
Balance -- September 30, 2025		$1,621.6	$(201.0)	$480.3	$141.2	$(13.5)	$2,028.6

Nine Months Ended September 30, 2025
Balance -- January 1, 2025		$1,632.8	$(92.9)	$797.5	$(423.8)	$(17.6)	$1,896.0
Capital transactions:	9
Issuance of capital stock under SBC plans		6.0	—	(5.7)	—	—	0.3
Repurchase of capital stock for cancellation (b)		(17.2)	—	(99.7)	—	—	(116.9)
Purchase of treasury stock for SBC plans		—	(221.6)	—	—	—	(221.6)
SBC		—	113.5	(211.8)	—	—	(98.3)
Total comprehensive income:
Net earnings for the period		—	—	—	565.0	—	565.0
Other comprehensive income		—	—	—	—	4.1	4.1
Balance -- September 30, 2025		$1,621.6	$(201.0)	$480.3	$141.2	$(13.5)	$2,028.6
(a)    Accumulated other comprehensive loss is net of tax (see note 10).
(b)    Consists of $115.0 paid to repurchase Common Shares for cancellation during the first nine months of 2025 and accrued share buyback taxes (see note 9).

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

CELESTICA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions of U.S. dollars)
(unaudited)

		Three months ended		Nine months ended
		September 30		September 30
Cash provided by (used in):	Note	2026	2025	2026	2025
Operating activities:
Net earnings		$397.2	$267.8	$978.3	$565.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization		48.5	40.3	132.1	123.0
SBC	9	21.3	15.6	71.1	56.8
Total return swap (TRS) fair value adjustments	9	3.9	(113.3)	(83.2)	(191.6)
Restructuring and other charges (recoveries)	11	—	2.5	(10.0)	2.9
Unrealized losses on hedge derivatives		—	1.1	—	3.7
Deferred income taxes		(26.2)	(1.1)	(74.8)	(16.1)
Other		7.0	5.7	9.8	24.1
Changes in non-cash working capital items:
Accounts receivable		(424.9)	(151.5)	(1,125.0)	(370.3)
Inventories		(1,108.0)	(128.6)	(2,321.7)	(286.1)
Other current assets		(22.9)	(0.9)	(10.2)	(7.3)
Accounts payable, accrued and other current liabilities, provisions and income taxes payable		1,493.8	188.6	3,590.5	504.8
Net cash provided by operating activities		389.7	126.2	1,156.9	408.9

Investing activities:
Purchase of property, plant and equipment		(274.1)	(37.3)	(767.4)	(106.5)
Proceeds from sale of assets		11.9	—	23.0	—
Other		—	—	(2.5)	(2.5)
Net cash used in investing activities		(262.2)	(37.3)	(746.9)	(109.0)

Financing activities:
Borrowings under revolving loans	8	210.0	—	810.0	500.0
Repayments under revolving loans	8	(210.0)	(90.0)	(810.0)	(500.0)
Borrowings under term loans	8	—	—	250.0	—
Repayments under term loans	8	(4.4)	(4.4)	(238.1)	(13.1)
Principal payments of finance leases		(2.3)	(2.4)	(7.3)	(7.6)
Proceeds from issuance of capital stock under SBC plans		—	—	—	0.3
Proceeds from issuance of capital stock under public offering, net of issuance costs	9	3,391.3	—	3,391.3	—
Repurchase of capital stock for cancellation	9	—	—	(22.6)	(117.7)
Purchase of treasury stock for SBC plans	9	(37.6)	—	(37.6)	(221.6)
Proceeds from TRS settlement	15	—	—	—	98.6
SBC cash settlement	9	(47.3)	—	(373.6)	(156.0)
Debt issuance costs paid		(1.6)	—	(6.4)	(0.2)
Net cash provided by (used in) financing activities		3,298.1	(96.8)	2,955.7	(417.3)

Net increase (decrease) in cash and cash equivalents		3,425.6	(7.9)	3,365.7	(117.4)
Cash and cash equivalents, beginning of period		535.7	313.8	595.6	423.3
Cash and cash equivalents, end of period		$3,961.3	$305.9	$3,961.3	$305.9

Supplemental disclosure information:
Interest paid		$17.9	$13.4	$57.2	$40.7
Net income taxes paid		$138.9	$45.7	$284.4	$101.9
Non-cash investing activity:
Unpaid purchases of property, plant and equipment at end of period		$238.3	$24.4	$238.3	$24.4
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

2.             BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation:

These unaudited interim condensed consolidated financial statements for the period ended September 30, 2026 (Q3 2026 Interim Financial Statements) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Q3 2026 Interim Financial Statements, in the opinion of management, reflect all normal and recurring adjustments necessary to present fairly our financial position, operating results and cash flows for the periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year. The three and nine months ended September 30, 2026 are referred to herein as Q3 2026 and YTD 2026, respectively. The Q3 2026 Interim Financial Statements should be read in conjunction with our 2025 annual consolidated financial statements and related notes (2025 AFS) which are included in our Annual Report on Form 10-K for the year ended December 31, 2025. The Q3 2026 Interim Financial Statements are presented in United States (U.S.) dollars, which is also Celestica's functional currency. Unless otherwise noted, all financial information is presented in millions of U.S. dollars (except percentages and per share/per unit amounts). We have reclassified certain prior period information to conform with the presentation of the current period.

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

Our review of the estimates, judgments and assumptions used in the preparation of the Q3 2026 Interim Financial Statements included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs, expected credit losses, and customer creditworthiness. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization, or impairments of our assets or our reporting units, any of which could have a material impact on our financial performance and financial condition.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
Due to global economic conditions, including the impact of ongoing trade conflicts, tariffs, rising interest rates, and geopolitical conflicts, there has been and we expect there will continue to be uncertainty in the global economy. Management has made estimates and assumptions based on information available as of the date of issuance of the Q3 2026 Interim Financial Statements taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, or additional information is obtained.

Significant accounting policies:

The Q3 2026 Interim Financial Statements have been prepared on a basis consistent with the accounting policies as described in note 2 to our 2025 AFS.

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

3.           SEGMENT AND CUSTOMER REPORTING

Segments:

Celestica serves customers in two operating and reportable segments, CCS and ATS. Effective Q3 2026, we renamed the two end markets within our CCS segment to better describe the nature of the products delivered in each end market. Specifically, our Communications end market was renamed Networking, and our Enterprise end market was renamed Compute & Storage. This name change does not impact our segment reporting structure, the composition of our reportable segments, or previously reported financial results for our segments and end markets. Our Compute & Storage end market continues to consist of Servers and Storage businesses. Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense, Industrial, HealthTech, and Capital Equipment businesses. Segment performance is evaluated based on segment revenue, segment income and segment margin (segment income as a percentage of segment revenue). Segment income is defined as a segment's revenue less its cost of sales and its allocatable portion of selling, general and administrative expenses (SG&A) and

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
research and development expenses (collectively, Segment Costs). See note 21 to our 2025 AFS for a description of the businesses that comprise our segments, how segment revenue is attributed, how costs are allocated to our segments, and how segment income and segment margin are determined.

Information regarding each reportable segment for the periods indicated is set forth below:

Revenue by segment:	Three months ended September 30				Nine months ended September 30
	2026		2025		2026		2025
		% of total		% of total		% of total		% of total
CCS
Networking	$3,263.2	56%	$1,942.9	61%	$8,327.0	57%	$5,011.8	57%
Compute & Storage	1,609.1	28%	470.1	15%	3,596.6	25%	1,316.9	15%
	$4,872.3	84%	$2,413.0	76%	$11,923.6	82%	$6,328.7	72%

ATS	957.4	16%	781.0	24%	2,651.7	18%	2,407.3	28%

Total revenue	$5,829.7		$3,194.0		$14,575.3		$8,736.0

Segment Costs by segment:	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
CCS cost of sales	$4,329.8	$2,121.6	$10,582.2	$5,581.8
CCS other Segment Costs	109.3	92.0	301.1	229.2
ATS cost of sales	847.5	698.0	2,343.7	2,150.6
ATS other Segment Costs	47.0	40.2	140.7	129.7
Total Segment Costs	$5,333.6	$2,951.8	$13,367.7	$8,091.3

Segment income, segment margin, and reconciliation of segment income to earnings before income taxes:		Three months ended September 30				Nine months ended September 30
	Note	2026		2025		2026		2025
			Segment Margin		Segment Margin		Segment Margin		Segment Margin
CCS segment income and margin		$433.2	8.9%	$199.4	8.3%	$1,040.3	8.7%	$517.7	8.2%
ATS segment income and margin		62.9	6.6%	42.8	5.5%	167.3	6.3%	127.0	5.3%
Total segment income		496.1		242.2		1,207.6		644.7
Reconciling items:
Finance costs		24.1		13.8		63.3		43.2
Interest income		(19.7)		(1.0)		(25.5)		(3.2)
Miscellaneous expense (income)	12	(0.2)		1.3		(1.1)		4.4
Employee SBC expense	9	21.3		15.6		71.1		56.8
TRS fair value adjustment (TRS FVA): losses (gains)	9	3.9		(113.3)		(83.2)		(191.6)
Amortization of intangible assets (excluding computer software)		10.0		10.0		29.9		29.9
Restructuring and other charges (recoveries)	11	0.9		4.9		(0.6)		23.3
Earnings before income taxes		$455.8		$310.9		$1,153.7		$681.9

Customers:

Three customers (all in our CCS segment) individually represented 10% or more of total revenue in Q3 2026 (35%, 17% and 14%) and YTD 2026 (34%, 16% and 15%).

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
Three customers (all in our CCS segment) individually represented 10% or more of total revenue in the third quarter of 2025 (Q3 2025) (30%, 15% and 14%) and in the nine months ended September 30, 2025 (YTD 2025) (30%, 14% and 12%).

4.             ACCOUNTS RECEIVABLE (A/R), NET

Allowance for credit losses:

A/R is recorded net of allowance of $35.9 at September 30, 2026 (December 31, 2025 — $30.5).

A/R sales program and supplier financing programs:

We are party to an A/R sales program agreement with a bank to sell up to $1,000.0 (as amended in September 2026 to increase the previous limit of $450.0) in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon 3 months’ prior notice, or by the bank upon specified defaults. We are required to comply with certain covenants, including those relating to the fulfillment of payment obligations and restrictions on the sale, assignment or creation of liens, with respect to A/R sold under this agreement. At September 30, 2026 and December 31, 2025, we were in compliance with these covenants. Under our A/R sales program, we collect cash from relevant customers and remit amounts collected to the bank weekly.

We also participate in supplier financing programs (SFPs) with certain customers in our ATS segment. Pursuant to the SFPs, we sell A/R from the respective customer to banks on an uncommitted basis. The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. Under our SFPs, the banks collect the relevant receivables directly from the customers.

The A/R sold under each of these programs are derecognized from our A/R balance at the time of sale, and the proceeds are reflected as cash provided by operating activities in our consolidated statements of cash flows. Upon sale, we assign the rights to the A/R to the banks. A/R are sold net of discount charges, which are recorded as finance costs in our consolidated statements of operations.

During Q3 2026 and YTD 2026, we sold A/R aggregating $1,297.5 and $2,176.9, respectively, under our A/R sales program and SFPs (Q3 2025 — $11.3; YTD 2025 — $22.1). Aggregated discount charges incurred on both of these programs were $4.2 and $7.7 for Q3 2026 and YTD 2026, respectively (Q3 2025 — nil; YTD 2025 — $0.1). At September 30, 2026, $700.8 of sold A/R under the A/R sales program (December 31, 2025 — nil) remained outstanding.

Contract assets:

At September 30, 2026, our A/R balance included $417.2 (December 31, 2025 — $296.3) of contract assets recognized as revenue in accordance with our revenue recognition accounting policy.

5.             INVENTORIES

The components of inventories, net of applicable net realizable value write-downs, are as follows:

	September 30 2026	December 31 2025
Raw materials	$3,537.8	$1,783.1
Work in progress	364.7	144.6
Finished goods	607.2	260.3
	$4,509.7	$2,188.0

We recorded inventory write-downs of $18.5 and $61.1 for Q3 2026 and YTD 2026, respectively (Q3 2025 — $20.3; YTD 2025 — $49.6) in cost of sales.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
6.          LEASES

The components of finance lease and operating lease expenses for the periods indicated are as follows:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Finance lease expense:
Amortization of right-of-use (ROU) assets (1)	$2.8	$2.1	$7.6	$6.2
Interest on lease obligations (2)	1.2	0.9	2.8	2.5
Operating lease expense (1)	13.0	10.2	37.5	30.8
Total	$17.0	$13.2	$47.9	$39.5
(1) Recorded within either cost of sales or SG&A on the consolidated statements of operations based on the nature of the leased assets.
(2) Recorded within finance costs on the consolidated statements of operations.

Other information related to leases:

	September 30 2026	December 31 2025
ROU assets:
Operating lease ROU assets	$194.7	$124.1
Finance lease ROU assets (included in property, plant & equipment, net)	79.8	49.0
Total ROU assets	$274.5	$173.1

Current portion of lease obligations:
Operating lease liability (included in accrued and other current liabilities and provisions)	$60.2	$31.6
Finance lease liability (included in current portion of borrowings under credit facility and finance lease obligations)	10.7	9.5
Long-term portion of lease obligations:
Operating lease liability (included in other non-current liabilities and provisions)	152.1	107.6
Finance lease liability (included in long-term portion of borrowings under credit facility and finance lease obligations)	77.3	48.5
Total lease obligations	$300.3	$197.2

7.    ACCRUED AND OTHER CURRENT LIABILITIES AND PROVISIONS

The components of accrued and other current liabilities and provisions are as follow:

	Note	September 30 2026	December 31 2025
Accrued liabilities		$1,508.7	$1,066.9
Customer cash deposits for inventory (1)		560.7	407.1
Accrued payroll and benefits		287.5	293.4
Other current liabilities and provisions	6 & 15	202.2	129.4
		$2,559.1	$1,896.8
(1)    We receive deposits from certain of our customers primarily to reduce risks related to excess and/or obsolete inventory.

8.          CREDIT FACILITIES

We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the lenders party thereto, which, as amended in April 2026 (April 2026 Amendment), includes a term loan in the original principal amount of $250.0 (Term A Loan), a term loan in the original principal amount of $500.0 (Term B Loan), and a $1,750.0 revolving credit facility (Revolver). Prior to the April 2026 Amendment, the Credit Facility included a term loan in the original principal amount of $250.0 (Refinanced Term A Loan), the Term B Loan, and commitments of $750.0 under the Revolver. The Refinanced Term

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
A Loan was fully repaid at closing of the April 2026 Amendment, using a substantial portion of the proceeds of the Term A Loan. Notwithstanding the repayment of the Refinanced Term A Loan in full and its replacement with the Term A Loan, for accounting purposes, this transaction was treated as a non-substantial modification of the Refinanced Term A Loan. Term A Loan (or its predecessor term loan, the Refinanced Term A Loan) and the Term B Loan are referred to as the "Term Loans."

The Term A Loan and the Revolver each mature in April 2031. The Term B Loan matures in June 2031. The Term A Loan requires quarterly principal repayments of $3.125. The Term B Loan requires quarterly principal repayments of $1.250. Both Term Loans require a lump sum repayment of the remainder outstanding at maturity.

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

At September 30, 2026, outstanding borrowings under the Term A Loan bore interest at Term SOFR plus 1.50%; outstanding borrowings under the Term B Loan bore interest at Term SOFR plus 1.75%.

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

Our obligations under the Credit Facility and the obligations of the guarantees provided by our subsidiaries are secured by substantially all of the assets of the Company and of the subsidiary guarantors. The April 2026 Amendment adds a collateral fallaway provision under which the liens securing (x) our obligations under the Credit Facility and (y) the guarantees provided

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
by certain subsidiaries will be automatically released upon the satisfaction of specified conditions. These conditions include (a) the Company obtaining and maintaining investment grade credit ratings from at least two nationally recognized statistical rating organizations, (b) the repayment in full of all outstanding principal of, accrued interest on, and prepayment premiums and all other amounts in respect of the Term B Loan and any incremental Term B Loan and (c) the absence of any default or event of default under the Credit Facility as of the date of such collateral fallaway.

We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). At September 30, 2026 and December 31, 2025, we were in compliance with all restrictive and financial covenants under the Credit Facility, and the Repurchase Restriction was not exceeded.

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

The following table sets forth, at the dates shown, outstanding borrowings under the Credit Facility, excluding ordinary course L/Cs; notional amounts under our interest rate swap agreements; and outstanding finance lease obligations:

	Outstanding borrowings		Notional amounts under interest rate swaps (note 15)
	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Borrowings under the Revolver	$—	$—	$—	$—
Borrowings under the Term Loans:
Refinanced Term A Loan	$—	$231.2	$—	$120.0
Term A Loan	246.9	—	120.0	—
Term B Loan	488.7	492.5	230.0	230.0
Total	$735.6	$723.7	$350.0	$350.0

Total borrowings under Credit Facility	$735.6	$723.7
Unamortized debt issuance costs related to the Term Loans	(4.8)	(5.2)
Finance lease obligations (see note 6)	88.0	58.0
	$818.8	$776.5

Total Credit Facility and finance lease obligations:
Current portion	$27.3	$26.0
Long-term portion	791.5	750.5
	$818.8	$776.5
The following table sets forth, at the dates shown, information regarding outstanding L/Cs, guarantees, surety bonds and overdraft facilities:

	September 30 2026	December 31 2025
Outstanding L/Cs under the Revolver	$10.7	$10.8
Outstanding bank guarantees and surety bonds outside the Revolver	52.2	38.1
Total	$62.9	$48.9
Available uncommitted bank overdraft facilities	$211.9	$198.5
Amounts outstanding under available uncommitted bank overdraft facilities	$—	$—

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
9.            CAPITAL STOCK

Capital transactions:

Activities with respect to our capital stock for the periods indicated are set forth below:

Number of shares (in millions)	Common Shares
Issued and outstanding at December 31, 2024	116.1
Issued from treasury to settle vested SBC	0.1
Cancelled under normal course issuer bids (NCIB)	(1.2)
Issued and outstanding at September 30, 2025	115.0

Issued and outstanding at December 31, 2025	114.9
Issued from treasury to settle vested SBC	0.2
Issued under public offering (1)	11.1
Cancelled under NCIB	(0.1)
Issued and outstanding at September 30, 2026	126.1
(1)     On August 7, 2026, we completed a public offering and issued an aggregate of 11.1 million Common Shares at a price of $310 per share. In connection with this public offering, we received proceeds of $3,391.3, net of issuance costs (underwriting discounts and offering expenses), which were recorded within total equity on the consolidated balance sheets, capital stock on the consolidated statements of changes in equity, and financing activities on the consolidated statements of cash flows.

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

On October 29, 2025, the TSX accepted our notice to launch another NCIB (2025 NCIB), which allows us to repurchase, at our discretion, from November 3, 2025 until the earlier of November 2, 2026 or the completion of purchases thereunder, up to approximately 5.7 million of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids. At September 30, 2026, approximately 5.4 million Common Shares remained available for repurchase under the 2025 NCIB either for cancellation or for SBC delivery purposes.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)

Information regarding Common Shares purchases in Q3 2026, YTD 2026 and respective prior year periods, for cancellation and for SBC plan delivery obligations (including under ASPPs) is set forth below:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation	$—	$—	$20.0	$115.0
Number of Common Shares repurchased for cancellation (in millions) (1)	—	—	0.1	1.2
Weighted average price per share for repurchases	$—	$—	$273.60	$94.05
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans	$37.6	$—	$37.6	$221.6
Number of Common Shares repurchased for delivery under SBC plans (in millions) (2)	0.1	—	0.1	1.7
(1)    For Q3 2025 and YTD 2025, includes nil and 0.6 million Common Shares, respectively, purchased for cancellation under NCIB ASPPs.
(2)    For YTD 2025, consists entirely of SBC ASPP purchases through an independent broker.

SBC:

From time to time, we pay cash to a broker to purchase Common Shares in the open market to satisfy delivery requirements under our SBC plans (see table above). In Q3 2026 and YTD 2026, we used 0.1 million Common Shares and 1.7 million Common Shares, respectively (Q3 2025 — 0.01 million; YTD 2025 — 2.0 million) to settle SBC awards. At September 30, 2026, the broker held 0.2 million Common Shares with a value of $45.1 (December 31, 2025 — 1.8 million Common Shares with a value of $153.8) for this purpose, which we report as treasury stock on our consolidated statements of changes in equity.

We grant restricted share units (RSUs) and performance share units (PSUs), and occasionally, stock options, to employees under our SBC plans. The majority of RSUs vest one-third per year over a three-year period. Stock options generally vest 25% per year over a four-year period. The number of outstanding PSUs that will actually vest varies from 0% to 200% of a target amount granted. The number of PSUs that will vest is based on the level of achievement of a pre-determined non-market performance measurement, subject to modification by our relative total shareholder return compared to a pre-defined group of companies, in each case over the relevant three-year performance period. We also granted deferred share units and director share units (collectively, DSUs), RSUs and Director RSUs (D-RSUs) to directors. DSUs vest upon retirement. D-RSUs vest on the first anniversary of the grant date, subject to continued service. See note 2(l) to the 2025 AFS for further detail.

Information regarding RSU, PSU, DSU and D-RSU grants to employees and directors, as applicable, for the periods indicated is set forth below (no stock options were granted in the periods below):

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
RSUs Granted:
Number of awards (in millions)	0.03	0.01	0.2	0.3
Weighted average grant date fair value per unit	$312.39	$210.84	$305.64	$123.27

PSUs Granted:
Number of awards (in millions, representing 100% of target)	0.01	0.01	0.1	0.2
Weighted average grant date fair value per unit	$357.56	$266.99	$330.65	$149.29

DSUs Granted:
Number of awards (in millions)	—	0.002	0.002	0.01
Weighted average grant date fair value per unit	$—	$245.95	$282.41	$131.31

D-RSUs Granted:
Number of awards (in millions)	0.001	—	0.01	—
Weighted average grant date fair value per unit	$314.59	$—	$334.15	$—

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)

In Q3 2026 and YTD 2026, we made a cash payment of $47.3 and $373.6, respectively, for withholding taxes in connection with the SBC awards that vested during such periods (Q3 2025 — nil; YTD 2025 — $156.0).

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

Information regarding employee and director SBC expense and TRS FVAs (which represent changes in fair value of the TRS) for the periods indicated is set forth below:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Employee SBC expense in cost of sales	$10.7	$6.8	$33.9	$24.2
Employee SBC expense in SG&A	10.6	8.8	37.2	32.6
Total employee SBC expense	$21.3	$15.6	$71.1	$56.8

TRS FVAs: losses (gains) in cost of sales	$0.9	$(48.5)	$(40.0)	$(81.6)
TRS FVAs: losses (gains) in SG&A	3.0	(64.8)	(43.2)	(110.0)
Total TRS FVAs: losses (gains)	$3.9	$(113.3)	$(83.2)	$(191.6)

Combined effect of employee SBC expense and TRS FVAs	$25.2	$(97.7)	$(12.1)	$(134.8)

Director SBC expense in SG&A(1)	$0.7	$0.6	$1.9	$1.7
(1) Expense consists of director compensation to be settled with Common Shares, or Common Shares and cash.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
10.         ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Translation adjustments:
Opening balance of foreign currency translation account	$(40.0)	$(30.5)	$(36.0)	$(35.5)
Foreign currency translation adjustments	5.7	(2.5)	1.7	2.5
Closing balance of foreign currency translation account	$(34.3)	$(33.0)	$(34.3)	$(33.0)

Foreign exchange derivatives (i):
Opening balance of unrealized net gain (loss) on currency forward cash flow hedges	$(13.8)	$12.1	$9.0	$(9.4)
Net gain (loss) on currency forward cash flow hedges	(8.5)	(2.7)	(26.1)	18.5
Reclassification of net loss (gain) on currency forward cash flow hedges to operations	6.0	(3.5)	0.8	(3.2)
Closing balance of unrealized net gain (loss) on currency forward cash flow hedges	$(16.3)	$5.9	$(16.3)	$5.9

Interest rate swap derivatives (i):
Opening balance of unrealized net gain (loss) on interest rate swap cash flow hedges	$3.1	$(2.3)	$(2.9)	$1.4
Net gain (loss) on interest rate swap cash flow hedges	6.9	0.2	13.2	(2.4)
Reclassification of net gain on interest rate swap cash flow hedges to operations	(0.1)	(0.9)	(0.4)	(2.0)
Closing balance of unrealized net gain (loss) on interest rate swap cash flow hedges	$9.9	$(3.0)	$9.9	$(3.0)

Employment benefit (i):
Opening balance of pension and non-pension post-employment benefit account	$26.0	$19.8	$28.2	$25.9
Net loss on pension and non-pension post-employment benefit plans	(0.1)	(2.6)	(0.3)	(7.6)
Amortization of net gain on pension and non-pension post-employment benefit plans	(1.0)	(0.6)	(3.0)	(1.7)
Closing balance of pension and non-pension post-employment benefit account	$24.9	$16.6	$24.9	$16.6

Accumulated other comprehensive loss (AOCI), net of tax	$(15.8)	$(13.5)	$(15.8)	$(13.5)
(i)    Amounts were net of immaterial tax.

11.             RESTRUCTURING AND OTHER CHARGES (RECOVERIES)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Restructuring charges (a)	$0.9	$3.9	$6.0	$18.9
Transition Costs (Recoveries) (b)	—	0.7	(3.4)	1.8
Acquisition costs (c)	—	0.3	3.4	1.2
Other charges (recoveries) (d)	—	—	(6.6)	1.4
	$0.9	$4.9	$(0.6)	$23.3

(a)    Restructuring charges:

Our restructuring activities consist primarily of actions to adjust our cost base to address reduced levels of demand in certain of our businesses and geographies. In Q3 2026, YTD 2026 and the respective prior year periods, our restructuring charges consisted primarily of cash charges related to employee terminations. Restructuring charges in Q3 2025 and YTD 2025 also included accelerated depreciation of equipment related to disengaging programs. At September 30, 2026, our restructuring provision was $3.2 (December 31, 2025 — $4.4), which we recorded in accrued and other current liabilities and provisions on our consolidated balance sheets.

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
(b)     Transition Costs (Recoveries):

See note 14 to the 2025 AFS for a description of Transition Costs and Transition Recoveries. In YTD 2026, we recorded Transition Recoveries of $3.4, reflecting the gain on the disposal of certain real properties.

(c)     Acquisition costs:

Acquisition costs consisted of consulting, transaction and integration costs related to potential and completed acquisitions.

(d)    Other charges (recoveries):

In April 2024, we completed the acquisition of 100% of the interests of NCS Global Services LLC (NCS). The NCS acquisition agreement included a potential earn-out of up to $20 if certain adjusted earnings before interest, taxes, depreciation and amortization targets are achieved during the period from May 2024 to April 2025. The fair value of such potential earn-out was estimated to be $6.6 at the acquisition date. During YTD 2026, the liability was re-measured to nil as the required targets were not met, resulting in a $6.6 gain.

In YTD 2025, we recorded other charges of $1.4 related to our transition as a U.S. domestic filer.

12.    MISCELLANEOUS EXPENSE (INCOME)

The components of miscellaneous expense (income) for the periods indicated are as follows:

		Three months ended September 30		Nine months ended September 30
	Note	2026	2025	2026	2025
Components of net periodic benefit cost other than the service cost under pension and other post-employment benefit plans	13	$(0.2)	$0.2	$(0.5)	$0.7
Loss recognized on interest rate swaps	15	—	1.1	—	3.7
Gains on insurance claims settlement		—	—	(0.6)	—
		$(0.2)	$1.3	$(1.1)	$4.4

13.    PENSION AND NON-PENSION POST-EMPLOYMENT BENEFIT PLANS

The components of net periodic benefit cost for the periods indicated are as follows:

	Pension Plans		Other Benefits Plans		Pension Plans		Other Benefits Plans
	Three months ended September 30		Three months ended September 30		Nine months ended September 30		Nine months ended September 30
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$0.5	$0.5	$1.1	$0.9	$1.7	$1.5	$3.2	$2.5
Interest cost	2.6	2.6	0.7	0.8	7.9	7.7	2.2	2.3
Expected return on plan assets	(2.5)	(2.5)	—	(0.1)	(7.6)	(7.5)	—	(0.1)
Amortization of net gain	—	(0.1)	(1.0)	(0.5)	(0.2)	(0.2)	(2.8)	(1.5)
Net periodic benefit cost	$0.6	$0.5	$0.8	$1.1	$1.8	$1.5	$2.6	$3.2

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

Our Q3 2026 and YTD 2026 net income tax expense of $58.6 and $175.4, respectively, included $8.4 of discrete tax benefit related to the acceptance of certain subsidiaries into a bilateral advance pricing arrangement for the 2025 to 2029 fiscal years, offset in part by a $3.8 tax expense for tax uncertainties relating to another of our subsidiaries. Our YTD 2026 net income tax expense also included $16.2 of income taxes related to Pillar Two global minimum tax legislation (GMT).

Our Q3 2025 and YTD 2025 net income tax expense of $43.1 and $116.9, respectively, included $13.3 and $27.2, respectively, of income taxes related to GMT.

15.          FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our financial assets are comprised primarily of cash and cash equivalents, A/R, and derivatives used for hedging purposes. Our financial liabilities are comprised primarily of accounts payable, certain accrued and other liabilities, the Term Loans, borrowings under the Revolver, lease obligations, and derivatives used for hedging purposes.

Currency risk:

The majority of our currency risk is driven by operational costs, including income tax expense, incurred in local currencies by our subsidiaries. We cannot predict changes in currency exchange rates, the impact of exchange rate changes on our operating results, nor the degree to which we will be able to manage the impact of currency exchange rate changes. Such changes could have a material effect on our business, financial performance and financial condition. We enter into foreign currency forward contracts and swaps to hedge our foreign currency risk related to anticipated future cash flows and monetary assets and liabilities denominated in foreign currencies.

Equity price risk:

We are party to the TRS Agreement with a bank to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. The TRS Agreement provides for automatic annual one-year extensions (subject to specified conditions), and may be terminated (in whole or in part) by either party at any time. The value of the TRS Agreement is determined by comparing the market price of our Common Shares to the fixed price paid by the counterparty for such shares (Strike Price). The counterparty under the TRS Agreement is obligated to make a payment to us upon its termination (in whole or in part) or expiration (Settlement) based on the increase (if any) in the value of the TRS Agreement over its term, in exchange for periodic payments made by us based on Secured Overnight Financing Rate plus a specified margin applied to the Equity Notional Amount (defined in the TRS Agreement, as an amount equal to the product of (i) the number of Common Shares then subject to the TRS Agreement (notional quantity) multiplied by (ii) the Strike Price in effect). Similarly, if the value of the TRS Agreement decreases over its term, we are obligated to pay the counterparty the amount of such decrease upon Settlement. The TRS Agreement does not qualify for hedge accounting.

At September 30, 2026, our TRS Agreement had a notional quantity of 1.25 million Common Shares (December 31, 2025 — 1.25 million Common Shares).

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

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)

Interest rate risk:

Borrowings under the Credit Facility expose us to interest rate risk due to the potential variability of market interest rates (see note 8). In order to partially hedge against our exposure to interest rate variability on our Term Loans, we are party to various agreements with multiple banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings thereunder. At September 30, 2026, associated with the Term A Loan, we had: (i) interest rate swaps with $80.0 notional amount expiring in June 2027; (ii) interest rate swaps with $40.0 notional amount expiring in June 2029; and (iii) interest rate swaps with $80.0 notional amount commencing June 2027 and expiring in June 2029. At September 30, 2026, associated with the Term B Loan, we had: (i) interest rate swaps with $230.0 notional amount expiring in June 2027; and (ii) interest rate swaps with $230.0 notional amount commencing in June 2027 and expiring in June 2029.

At September 30, 2026, the interest rate risk related to $385.6 of borrowings under the Credit Facility was unhedged, consisting of unhedged amounts outstanding under the Term Loans ($126.9 under the Term A Loan and $258.7 under the Term B Loan). See note 8.

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

Liquidity risk:

Liquidity risk is the risk that we may not have cash available to satisfy our financial obligations as they come due. We manage liquidity risk through maintenance of cash on hand and access to the various financing arrangements described in note 4 and note 8.

Hedging activities:

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on our consolidated financial statements:

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
Derivatives not designated as hedging instruments (economic hedges):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	September 30 2026	December 31 2025	Balance sheet classification	September 30 2026	December 31 2025
Foreign currency contracts	Other current assets	$2.8	$5.5	Other current liabilities	$6.8	$2.9
TRS	Other current assets	90.4	7.2	Other current liabilities	—	—

Loss (Gain) Recognized in Income	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Foreign currency contracts
Cost of sales	$1.5	$—	$6.8	$(0.3)
SG&A	1.9	3.5	11.2	5.7

TRS (see note 9)
Cost of sales	0.9	(48.5)	(40.0)	(81.6)
SG&A	3.0	(64.8)	(43.2)	(110.0)

Derivatives designated as cash flow hedges:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance sheet classification	September 30 2026	December 31 2025	Balance sheet classification	September 30 2026	December 31 2025
Foreign currency contracts (i)	Other current assets	$1.2	$12.1	Other current liabilities	$23.8	$1.5
Interest rate swaps (ii)	Other current assets	1.8	—	Other current liabilities	—	—
Interest rate swaps (ii)	Other non-current assets	8.6	0.4	Other non-current liabilities	—	2.8
(i)    In the next twelve months, we estimate that $16.3 of existing losses, net of tax, will be reclassified from AOCI into our consolidated statements of operations. The maximum length of time we hedge our exposure to the variability in future cash flows for forecasted foreign currency transactions is 12 months.
(ii) In the next twelve months, we estimate that $3.4 of existing gains, net of tax, will be reclassified from AOCI into our consolidated statements of operations. The maximum length of time that we hedge our exposure to the variability in future cash flows for forecasted interest payments is 2.7 years.

Loss (Gain) Reclassified from AOCI into Income	Three months ended September 30		Nine months ended September 30
(see note 10 for activities recorded in AOCI for the periods indicated)	2026	2025	2026	2025

Foreign currency contracts
Cost of sales	$5.2	$(5.2)	$(0.8)	$(4.1)
SG&A	0.9	0.1	2.6	(0.6)

Interest rate swaps
Finance costs	$(0.1)	$(2.0)	$(0.4)	$(5.7)
Miscellaneous expense	—	1.1	—	3.7

CELESTICA INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions of U.S. dollars, except percentages and per share amounts)
(unaudited)
16.    EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net earnings by the following weighted average number of shares:

	Three months ended September 30		Nine months ended September 30
(in millions)	2026	2025	2026	2025
Basic weighted average number of shares outstanding	120.5	115.0	116.8	115.4
Diluted effect of outstanding awards under SBC plans	1.3	0.9	1.1	0.8
Diluted weighted average number of shares outstanding	121.8	115.9	117.9	116.2

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

Tax Matters:

In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 at Q3 2026 period-end exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes.

We are under examination by the Thailand tax authorities for tax years 2019 and 2020. The examination may lead to adjustments to our taxes with respect to the years under examination as well as other subsequent periods.

In 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 at Q3 2026 period-end exchange rates) for our Thailand subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thailand tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.

In our major tax jurisdictions, we may be subject to income tax examinations for tax years from 2018 to present.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (Q3 2026 10-Q), including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), "Celestica," the "Company," "we," "us," and "our" refer to Celestica Inc. and its subsidiaries. This MD&A should be read in conjunction with our September 30, 2026 unaudited interim financial statements (Q3 2026 Interim Financial Statements) and our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 10-K), including our 2025 audited consolidated annual financial statements (2025 AFS) and related notes, which we prepared in accordance with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, all dollar amounts are expressed in United States (U.S.) dollars. The information in this MD&A is provided as of October 26, 2026 unless we indicate otherwise. As used herein, "Q1," "Q2," "Q3," and "Q4" followed by a year refers to the first quarter, second quarter, third quarter and fourth quarter of such year, respectively. The nine months of 2026 is referred to herein as "YTD 2026", and the nine months of 2025 is referred to herein as "YTD 2025."

Certain statements contained in this Q3 2026 10-Q, including this MD&A constitute "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (U.S. Securities Act), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (U.S. Exchange Act), and "forward-looking information" within the meaning of applicable Canadian securities laws (collectively, forward-looking statements), including, without limitation, statements related to: our priorities, intended areas of focus, targets, objectives and goals; our capital investment plans and the funding therefor; developments related to new customer or program wins; timing of production ramps, anticipated economic conditions, industry and market trends and projections, underlying market growth rates, customer demand, prospects and opportunities; our strategies and strategic initiatives; trends in our segments and/or their constituent businesses; the anticipated impact of current market conditions and customer-specific factors on each of our segments (and/or their constituent businesses) and near term expectations; potential restructuring and divestiture actions; our anticipated financial and/or operating results and outlook, including expected changes in revenue and growth in certain segments, businesses and end markets; our credit risk; the potential impact of acquisitions, or program wins, transfers, losses or disengagements; materials, component and supply chain constraints; anticipated expenses and other working capital requirements and contractual obligations (and intended methods of funding such items); the potential impact of trade policies between countries in which we conduct business (including the tariffs proposed and implemented by the U.S. government, and any reciprocal or retaliatory tariffs); the adoption, integration and use of artificial intelligence (AI) in manufacturing and service offerings and in certain of our internal processes; the impact of our price reductions and longer payment terms; our intended repatriation of certain undistributed earnings from non-Canadian subsidiaries; the potential impact of tax and litigation outcomes; investor dissatisfaction with inclusion, employee engagement, and other sustainability matters; our ability to use certain tax losses; planned investments in our business; the potential impact of the pace of technological changes (including with respect to AI technologies), customer outsourcing, and the global economic environment; our anticipated use of the net proceeds of our recent public offering; our intention to launch a new normal course issuer bid (NCIB) and its anticipated terms; the intended method of funding common share (Common Share) repurchases; the impact of our outstanding indebtedness; liquidity and the sufficiency of our capital resources; our intention to settle outstanding share unit awards with Common Shares; our financial statement estimates and assumptions; recently issued accounting pronouncements and amendments; the potential adverse impacts of events outside of our control (including those described under "External factors that may impact our business" below); mandatory prepayments under, and our compliance with covenants under, our credit facility; pension plan funding requirements and obligations, and the impact of annuity purchases; refinancing debt at maturity; interest rates and expense; income tax incentives; expectations with respect to reporting units with goodwill; our future warranty obligations; cybersecurity threats and incidents; our intentions with respect to environmental assessments for newly-leased or acquired properties; our intention to retain earnings for general corporate purposes; costs in connection with our pursuit of acquisitions and strategic transactions; and expectations regarding the acceptance of offers to sell accounts receivable (A/R) under our A/R sales programs and supplier financing programs. Such forward-looking statements may, without limitation, be preceded by, followed by, or include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "continues," "projects," "target," "objective," "goal," "potential," "possible," "contemplate," "seek," or similar expressions, or may employ such future or conditional verbs as "may," "might," "will," "could," "should," or "would," or may otherwise be indicated as forward-looking statements by grammatical construction, phrasing or context. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995, where applicable, and applicable Canadian securities laws.

Forward-looking statements contained in this Q3 2026 10-Q are based on various assumptions, many of which involve factors that are beyond our control. Our material assumptions include: growth in manufacturing outsourcing from customers in diversified markets; technology upgrade cycles; our ability to retain programs and customers, including no unexpected customer or program transfers, losses or disengagements; no unforeseen adverse changes in our mix of businesses; no undue negative impact on our customers' ability to compete and succeed using products we manufacture and services we provide; continued strengthening of customer demand and demand environment of our businesses; accelerating growth from our customer base, including our CCS customer base; continued growth in our segments and end markets; our ability to successfully diversify our customer base and develop new capabilities; anticipated demand levels across our businesses, including continued growth in the demand from data center customers; continued advancement and commercialization of AI technologies and cloud computing; supporting sustained high levels of capital expenditure investments by leading hyperscaler, AI and data center customers; scaling of our operations to meet the anticipated growth in customer demand; the amount and timing of our working capital investments and capital investments proceeding as anticipated, including timely completion of construction and operationalization of assets, securing required materials, utilities, and equipment for our expansion plans; alignment of our capacity with our business demands; the successful recruitment and retention of skilled talent; no significant unforeseen negative impacts to our operations; no unforeseen materials price increases, margin pressures, or other competitive factors affecting the contract design and manufacturing industry in general or our segments in particular; compliance by third parties with their contractual obligations; no material changes to tariffs (including continuing or retaliatory tariff measures), trade restrictions, or customs administration from those in effect as of October 26, 2026; no unforeseen adverse changes in the regulatory environment or government policies (including export controls, moratoriums and other AI-related measures); that our customers will continue to retain liability for and we will continue to be able to recover substantially all costs from customers relating to product/component tariffs and countermeasures; no material changes in business activities resulting from current macroeconomic trends and uncertainties, including evolving trade negotiations; our ability to achieve our strategic goals; our ability to keep pace with rapidly changing technological developments; the successful resolution of quality issues that arise from time to time; fluctuation of production schedules from our customers in terms of volume and mix of products or services; the timing and execution of, and investments associated with, ramping new programs; programs and production ramps occurring and progressing as anticipated, in line with our expectations regarding: timelines, specifications, qualification requirements and outcomes, production schedules, customer decisions, design changes, silicon and component availability, deployment timelines and priorities, constraints affecting data center development, construction, equipping or operation, and other technical, commercial, regulatory or supply-chain factors, as well as our expected role in such programs, including our 800G and 1.6T networking, and AI compute programs with data center customers; supplier performance and quality, pricing and terms; the costs and availability of components, materials, services, equipment, labor, energy and transportation; our ability to secure adequate component and materials supply; no significant decline in the global economy or in economic activity in our end markets due to a major recession, global trade tensions or otherwise; no unforeseen disruptions due to geopolitical factors (including war, tariffs and trade restrictions) causing significant negative impacts to economic activity, global or regional supply chains or normal business operations; that global inflation will not have a material impact on our revenues or expenses; revenue growth and earnings (including customer forecasts, continued strengthening of customer demand, close alignment with key customers on demand planning, sustained improvements in demand visibility, and continued strengthening of adjusted operating margins); the impact of anticipated market conditions on our businesses; the stability of currency exchange rates; the availability of cash from operations, cash on hand (including the net proceeds of our recent public offering) and our credit facilities to fund planned capital investments and working capital requirements without the need for additional capital; the availability of capital resources for, and the permissibility under our credit facility of, repurchases of outstanding Common Shares under our current NCIB, acceptance of a new NCIB and compliance with applicable laws and regulations pertaining to NCIBs; compliance with applicable credit facility covenants and the components of our leverage ratios (as defined in our credit facility); our maintenance of sufficient financial resources to fund currently anticipated financial actions and obligations and to pursue desirable business opportunities; global tax legislation changes; and the timing, execution and effect of restructuring actions.

Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the U.S. Securities and Exchange Commission (SEC). You are advised, however, to consult any further disclosures we make on related subjects. Factors that could cause such differences include, but are not limited to, those discussed in the Risk Factor Summary and in Part I, Item 1A of our 2025 10-K under the heading "Risk Factors," which are incorporated herein by reference, and in our subsequent Quarterly Reports on Form 10-Q and other documents filed with the SEC and, as applicable, the Canadian Securities Administrators.

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

We serve across two operating and reportable segments: Connectivity & Cloud Solutions (CCS) and Advanced Technology Solutions (ATS). Effective Q3 2026, we renamed the two end markets within our CCS segment to better describe the nature of the products delivered in each end market. Specifically, our Communications end market was renamed Networking, and our Enterprise end market was renamed Compute & Storage. This name change does not impact our segment reporting structure, the composition of our reportable segments, or previously reported financial results for our segments and end markets. Our Compute & Storage end market continues to consist of Servers and Storage businesses. Our ATS segment consists of our ATS end market, and is comprised of our Aerospace and Defense (A&D), Industrial, HealthTech, and Capital Equipment businesses. Additional information regarding our segments is included in note 3 to the Q3 2026 Interim Financial Statements and in note 21 to the 2025 AFS. Customers in our CCS segment include cloud based service providers, hyperscalers and other data center customers (including frontier AI lab companies), as well as hardware original equipment manufacturer (OEMs) and enterprise customers. Customers in our ATS segment include OEMs in a range of diversified markets that we serve.

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

Recent investments in AI infrastructure by hyperscalers and other data center customers have increased demand for certain products in our CCS segment, including our Hardware Platform Solutions (HPS) business. However, the long‑term trajectory of AI adoption and related data center deployment is uncertain and may be affected by a variety of factors outside our control, including rapid changes in technology and customer AI roadmaps; evolving regulatory and government policies (including export controls, moratoriums and other AI-related measures) that increase our customers’ costs or restrict their AI activities; constraints on specialized components and data center capacity; and the availability, timing, reliability and price of critical utilities. Adverse developments in any of these areas could cause our cloud-based and other service provider customers, including hyperscalers and OEM customers, to delay, reduce or cancel programs, which could adversely impact demand for our products and services, as well as our revenue growth and operating results. See Item 1A, Risk Factors of our 2025 10-K "The future development and adoption of AI and the deployment of data center infrastructure are uncertain and depend on the availability and cost of critical inputs (including power and water), which could materially affect demand for our products and services and our operating results."

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

In 2025, the U.S. Administration imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (IEEPA). In March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection to process refunds of certain IEEPA tariffs. In Q2 2026 and Q3 2026, we received refunds for IEEPA tariffs previously paid. On July 23, 2026, the Office of the U.S. Trade Representative took action under Section 301 of the Trade Act of 1974 and imposed new tariff rates ranging from 10% to 12.5% on most imports from certain countries. As of October 26, 2026, both tariff payments and tariff refunds have not had a material impact on our results of operations. The global tariff landscape continues to evolve rapidly. Changes in policies by U.S. and other governments, including replacement or additional tariffs, trade restrictions, retaliatory measures or changes in refund eligibility by the U.S. or other governments could negatively affect our business, results of operations and financial condition. See Item 1A, Risk Factors of our 2025 10-K "U.S. policies or legislation could have a material adverse effect on our business, results of operations and financial condition."

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

Recent Developments:

Public Offering:

As previously announced, on August 7, 2026, we completed a public offering (Public Offering) of an aggregate of 11,129,031 Common Shares (including the full exercise of the underwriters' option of 1,451,612 Common Shares) at a price of $310 per share. In connection with the Public Offering, we received proceeds of $3,391.3 million, net of underwriting discounts and offering expenses of $58.7 million, which were recorded within total equity on the consolidated balance sheets, capital stock on the consolidated statements of changes in equity, and within financing activities on the consolidated statements of cash flows. We expect to use the net proceeds from this Public Offering for working capital and to support investments in capital expenditures, in addition to other general corporate purposes.

Intention to Launch a New NCIB:

We intend to file a notice of intention with the Toronto Stock Exchange (TSX) to commence a new NCIB in Q4 2026, after our current NCIB expires on November 2, 2026. If this notice is accepted by the TSX, we expect to be permitted to repurchase for cancellation, at our discretion during the twelve months following such acceptance, up to 2.5% of the "public float" (calculated in accordance with TSX rules) of our issued and outstanding Common Shares. Purchases under the new NCIB, if accepted by the TSX, will be conducted in the open market or as otherwise permitted, subject to applicable terms and limitations, and will be made through the facilities of the TSX and the New York Stock Exchange. We believe that a new NCIB is in the best interests of Celestica and our shareholders.

Common Share Repurchases:

At September 30, 2026, approximately 5.4 million of our Common Shares remain available for repurchase under our current NCIB. The maximum number of Common Shares we are permitted to repurchase for cancellation under our current NCIB is reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during the term of the NCIB to satisfy delivery obligations under our stock-based compensation (SBC) plans. In Q3 2026, we paid $37.6 million (including transaction fees) to repurchase 0.1 million Common Shares through a non-independent broker for delivery obligations under our SBC plans. See "Summary of Q3 2026 and Year-to-Date Period" and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" below. See note 9 to our Q3 2026 Interim Financial Statements for further details.

Summary of Q3 2026 and Year-to-Date Period

The Q3 2026 Interim Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position at September 30, 2026 and the operating results and cash flows for the three and nine months ended September 30, 2026. A discussion of our Q3 2026 and YTD 2026 financial results is set forth under "Operating Results" below.

The following tables set forth certain key operating results and financial information for the periods indicated (in millions, except per share amounts and percentages):

	Three months ended September 30			Nine months ended September 30
	2026	2025	% Increase (Decrease)	2026	2025	% Increase (Decrease)
Revenue	$5,829.7	$3,194.0	83%	$14,575.3	$8,736.0	67%
Gross profit	640.8	416.1	54%	1,655.5	1,061.0	56%
Selling, general and administrative expenses (SG&A)	118.2	38.4	208%	293.7	189.8	55%
Restructuring and other charges (recoveries)	0.9	4.9	(82)%	(0.6)	23.3	(103)%
Net earnings	397.2	267.8	48%	978.3	565.0	73%
Diluted earnings per share (EPS)	$3.26	$2.31	41%	$8.30	$4.86	71%

	Three months ended September 30		Nine months ended September 30
Segment revenue* as a percentage of total revenue:	2026	2025	2026	2025
CCS segment	84%	76%	82%	72%
ATS segment	16%	24%	18%	28%

	Three months ended September 30				Nine months ended September 30
	2026		2025		2026		2025
Segment income and segment margin*:		Segment Margin		Segment Margin		Segment Margin		Segment Margin
CCS segment	$433.2	8.9%	$199.4	8.3%	$1,040.3	8.7%	$517.7	8.2%
ATS segment	62.9	6.6%	42.8	5.5%	167.3	6.3%	127.0	5.3%
*    Segment performance is evaluated based on segment revenue, segment income and segment margin. See note 3 to the Q3 2026 Interim Financial Statements and note 21 to the 2025 AFS for definitions of each item.

	September 30 2026	December 31 2025
Cash and cash equivalents	$3,961.3	$595.6
Total assets	15,138.5	7,213.1
Borrowings under term loans(1)	735.6	723.7
Borrowings under revolving credit facility(2)	—	—
(1) Excludes unamortized debt issuance costs.
(2) Excludes ordinary course letters of credit (L/Cs).

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net cash provided by operating activities	$389.7	$126.2	$1,156.9	$408.9

Common Share repurchase activities:
Aggregate cost (including transaction fees and excluding share buyback taxes) of Common Shares repurchased for cancellation	$—	$—	$20.0	$115.0
Number of Common Shares repurchased for cancellation (in millions) (1)	—	—	0.1	1.2
Weighted average price per share for repurchases	$—	$—	$273.60	$94.05
Aggregate cost (including transaction fees) of Common Shares repurchased for delivery under SBC plans	$37.6	$—	$37.6	$221.6
Number of Common Shares repurchased for delivery under SBC plans (in millions) (2)	0.1	—	0.1	1.7
(1)    For Q3 2025 and YTD 2025, includes nil and 0.6 million Common Shares, respectively, purchased for cancellation under automatic share purchase plans (ASPPs).
(2)    For YTD 2025, consists entirely of Common Share repurchases under ASPPs for SBC delivery obligations through an independent broker.

Other performance indicators:

    In addition to the key operating results and financial information described above, management reviews the following measures:

	Q3 2026	Q2 2026	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025
Days in A/R	56	63	65	63	68	70	72
Days in inventory	70	67	61	60	65	67	68
Days in accounts payable (A/P)	(74)	(73)	(60)	(50)	(54)	(54)	(51)
Days in cash deposits*	(10)	(10)	(11)	(12)	(14)	(17)	(20)
Cash cycle days	42	47	55	61	65	66	69
Inventory turns	5.2x	5.4x	5.9x	6.1x	5.6x	5.4x	5.4x
* We receive cash deposits from certain of our customers primarily to help reduce risks related to excess and/or obsolete inventory. See "Customer cash deposits for inventory at period end" in the table below.

(in millions)	2026			2025
Outstanding balance of sold A/R at period end*:	September 30	June 30	March 31	December 31	September 30	June 30	March 31
A/R sales program	$700.8	$—	$—	$—	$—	$—	$—
Supplier Financing Programs (SFPs)	—	—	—	—	—	—	—
Total	$700.8	$—	$—	$—	$—	$—	$—
*    See "Liquidity — Financing and finance costs — A/R sales program and customer SFPs" below for descriptions of these programs.

	2026			2025
(in millions)	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Customer cash deposits for inventory at period end	$560.7	$481.4	$388.7	$407.1	$381.6	$396.6	$471.8

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

Our review of the estimates, judgments and assumptions used in the preparation of the Q3 2026 Interim Financial Statements included those relating to, among others: our determination of the timing of revenue recognition, the determination of whether indicators of impairment existed for our assets and reporting units, our measurement of deferred tax assets and liabilities, our estimated inventory write-downs, expected credit losses and customer creditworthiness. Any revisions to estimates, judgments or assumptions may result in, among other things, write-downs, accelerated depreciation or amortization, or impairments of our assets or reporting units, any of which could have a material impact on our financial performance and financial condition. No significant revisions to our critical accounting estimates and/or assumptions were made in YTD 2026. In addition, we determined that no triggering event occurred in YTD 2026 that would require an interim impairment assessment of our reporting units.

Due to global economic conditions, including the impact of ongoing trade conflicts, tariffs, rising interest rates, and geopolitical conflicts, there has been and we expect there will continue to be uncertainty in the global economy. Management has made estimates and assumptions based on information available as of the date of issuance of the Q3 2026 Interim Financial Statements taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, or additional information is obtained.

Significant accounting policies and methods used in the preparation of our consolidated financial statements and recently issued accounting pronouncements are described in note 2 to our 2025 AFS and note 2 to our Q3 2026 Interim Financial Statements.

Operating Results

    See "Overview" above for a discussion of the impact of recent market conditions on our segments and businesses. See the initial paragraph of "Operating Results" in Item 7, MD&A of our 2025 10-K for a general discussion of factors that can cause our financial results to fluctuate from period to period.

Revenue:

    Revenue of $5.83 billion for Q3 2026 increased 83% compared to Q3 2025. Revenue of $14.58 billion for YTD 2026 increased 67% compared to YTD 2025.

    The following table sets forth segment revenue information (in millions, except percentages) for the periods indicated:

	Three months ended September 30				Nine months ended September 30
	2026		2025		2026		2025
		% of total		% of total		% of total		% of total
CCS segment revenue
Networking	$3,263.2	56%	$1,942.9	61%	$8,327.0	57%	$5,011.8	57%
Compute & Storage	1,609.1	28%	470.1	15%	3,596.6	25%	1,316.9	15%
	$4,872.3	84%	$2,413.0	76%	$11,923.6	82%	$6,328.7	72%

ATS segment revenue	957.4	16%	781.0	24%	2,651.7	18%	2,407.3	28%

Total revenue	$5,829.7		$3,194.0		$14,575.3		$8,736.0

CCS segment revenue increased $2,459.3 million (102%) in Q3 2026 compared to Q3 2025 and increased $5,594.9 million (88%) in YTD 2026 compared to YTD 2025. Networking end market revenue increased $1,320.3 million (68%) in Q3 2026 compared to Q3 2025 and increased $3,315.2 million (66%) in YTD 2026 compared to YTD 2025, driven by data center networking demand, including the continued growth of our switch programs. HPS revenue for Q3 2026 increased 70% to approximately $2.3 billion compared to Q3 2025, and accounted for 40% of our total Q3 2026 revenue (Q3 2025 — 44% of our total Q3 2025 revenue). Our HPS revenue for YTD 2026 increased 64% to approximately $5.9 billion compared to YTD 2025, and accounted for 41% of our total YTD 2026 revenue (YTD 2025 — 42% of our total YTD 2025 revenue). HPS revenue growth was driven by program ramps across multiple hyperscaler customers. Compute & Storage end market revenue increased $1,139.0 million (242%) in Q3 2026 compared to Q3 2025 and increased $2,279.7 million (173%) in YTD 2026 compared to YTD 2025, driven by the continued growth in hyperscaler AI compute volumes and strength in our storage programs.

ATS segment revenue increased $176.4 million (23%) in Q3 2026 compared to Q3 2025, and increased $244.4 million (10%) in YTD 2026 compared to YTD 2025, primarily due to acceleration in our Capital Equipment business, as well as increased demand in each of our other businesses.

We depend on a small number of customers for a substantial portion of our revenue. In the aggregate, our top 10 customers represented 85% of total revenue for Q3 2026 and 84% of total revenue for YTD 2026 (Q3 2025 — 80%; YTD 2025 — 79%). Three customers (all in our CCS segment) individually represented 10% or more of total revenue in Q3 2026 (35%, 17% and 14%) and YTD 2026 (34%, 16% and 15%). Three customers (all in our CCS segment) individually represented 10% or more of total revenue in Q3 2025 (30%, 15% and 14%) and in YTD 2025 (30%, 14% and 12%).

Gross profit:

The following table shows gross profit and gross margin (gross profit as a percentage of total revenue) for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Gross profit (in millions)	$640.8	$416.1	$1,655.5	$1,061.0
Gross margin	11.0%	13.0%	11.4%	12.1%

Gross profit increased by 54% or $224.7 million to $640.8 million in Q3 2026 compared to Q3 2025 and increased by 56% or $594.5 million to $1,655.5 million in YTD 2026 compared to YTD 2025, primarily driven by our strong revenue growth. Gross margin decreased to 11.0% in Q3 2026 from 13.0% in Q3 2025 and decreased to 11.4% in YTD 2026 from 12.1% in YTD 2025. Both gross profit and gross margin were negatively impacted by the unfavorable changes in the fair value adjustments (TRS FVAs) related to our total return swap agreement (TRS Agreement) recorded in cost of sales ($0.9 million loss in Q3 2026 compared to $48.5 million gain in Q3 2025; $40.0 million gain in YTD 2026 compared to $81.6 million gain in YTD 2025), as well as mix dynamics in our CCS business. See "Liquidity — Cash requirements — TRS" below for a description of our TRS Agreement.

SG&A:

SG&A for Q3 2026 of $118.2 million (2.0% of total revenue) increased $79.8 million compared to $38.4 million (1.2% of total revenue) for Q3 2025. SG&A for YTD 2026 of $293.7 million (2.0% of total revenue) increased $103.9 million compared to $189.8 million (2.2% of total revenue) for YTD 2025. The increases in SG&A in Q3 2026 and YTD 2026 compared to the respective prior year periods were primarily due to unfavorable changes in TRS FVAs ($3.0 million loss in Q3 2026 compared to $64.8 million gain in Q3 2025; $43.2 million gain in YTD 2026 compared to $110.0 million gain in YTD 2025), as well as higher variable compensation and variable spend.

Segment income and margin:

    Segment performance is evaluated based on segment revenue (set forth above), segment income, and segment margin (segment income as a percentage of segment revenue). See "Summary of Q3 2026 and Year-to-Date Period" above for a table showing segment income and segment margin for Q3 2026, YTD 2026 and the respective prior year periods. See the reconciliation of segment income to our earnings before income taxes for Q3 2026, YTD 2026 and the respective prior year periods in note 3 to the Q3 2026 Interim Financial Statements.

CCS segment income increased $233.8 million (117%) in Q3 2026 compared to Q3 2025 and increased $522.6 million (101%) in YTD 2026 compared to YTD 2025, driven by the revenue growth described above. CCS segment margin increased to 8.9% in Q3 2026 from 8.3% in Q3 2025 and increased to 8.7% in YTD 2026 from 8.2% in YTD 2025, driven by improved operating leverage.

ATS segment income increased $20.1 million (47%) in Q3 2026 compared to Q3 2025 and increased $40.3 million (32%) in YTD 2026 compared to YTD 2025, driven by the revenue growth described above. ATS segment margin increased to 6.6% in Q3 2026 from 5.5% in Q3 2025 and increased to 6.3% in YTD 2026 from 5.3% in YTD 2025, primarily due to improved mix and operating leverage.

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

We grant restricted share units (RSUs) and performance share units (PSUs), and from time to time grant stock options, to employees. Directors may receive compensation in director share units or deferred share units (collectively, "DSUs"), RSUs, Director RSUs (D-RSUs), or cash. The following table shows employee SBC expense, TRS FVAs, and director SBC expense for the periods indicated:

(in millions)	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Employee SBC expense in cost of sales	$10.7	$6.8	$33.9	$24.2
Employee SBC expense in SG&A	10.6	8.8	37.2	32.6
Total employee SBC expense	$21.3	$15.6	$71.1	$56.8

TRS FVAs: losses (gains) in cost of sales	$0.9	$(48.5)	$(40.0)	$(81.6)
TRS FVAs: losses (gains) in SG&A	3.0	(64.8)	(43.2)	(110.0)
Total TRS FVAs: losses (gains)	$3.9	$(113.3)	$(83.2)	$(191.6)

Combined effect of employee SBC expense and TRS FVAs	$25.2	$(97.7)	$(12.1)	$(134.8)

Director SBC expense in SG&A(1)	$0.7	$0.6	$1.9	$1.7
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

We recorded restructuring charges of $0.9 million in Q3 2026 and $6.0 million in YTD 2026 (Q3 2025 — $3.9 million; YTD 2025 — $18.9 million). In Q3 2026, YTD 2026 and the respective prior year periods, our restructuring charges consisted primarily of cash charges related to employee terminations. Restructuring charges in Q3 2025 and YTD 2025 also included accelerated depreciation of equipment related to disengaging programs. At September 30, 2026, our restructuring provision of $3.2 million (December 31, 2025 — $4.4 million) was recorded in accrued and other current liabilities and provisions on our consolidated balance sheets, which we intend to fund with cash on hand.

See note 11 to the Q3 2026 Interim Financial Statements for details of other costs and recoveries included in the restructuring and other charges (recoveries) recorded in our consolidated statements of operations.

Finance costs:

    Finance costs consist of interest expense and fees related to our credit facility (including debt issuance and related amortization costs), interest rate swaps, TRS Agreement, A/R sales program, customer SFPs, and finance lease obligations. We incurred finance costs of $24.1 million in Q3 2026 and $63.3 million in YTD 2026 (Q3 2025 — $13.8 million; YTD 2025 — $43.2 million). This primarily included credit facility interest (including interest rate swap impacts) of $12.6 million and $35.2 million in Q3 2026 and YTD 2026, respectively (Q3 2025 — $10.5 million; YTD 2025 — $34.8 million); TRS interest costs of $5.1 million and $15.1 million in Q3 2026 and YTD 2026, respectively (Q3 2025 — $1.8 million; YTD 2025 — $4.1 million); and A/R sales program and customer SFP discount charges of $4.2 million and $7.7 million in Q3 2026 and YTD 2026, respectively (Q3 2025 — nil; YTD 2025 — $0.1 million). The increase in discount charges was driven by higher volumes of A/R sold in Q3 2026 and YTD 2026. See "Liquidity and Capital Resources" below for further descriptions of these programs.

Interest income:

We earn interest income primarily from cash and short-term deposits maintained with major financial institutions. We recorded interest income of $19.7 million in Q3 2026 and $25.5 million in YTD 2026 (Q3 2025 — $1.0 million; YTD 2025 — $3.2 million). The increases of interest income in Q3 2026 and YTD 2026 from the respective prior year periods were primarily driven by higher cash and cash equivalent balances, resulting from the Public Offering (see "Recent Developments — Public Offering" above).

Income taxes and tax contingencies:

For Q3 2026, we had a net income tax expense of $58.6 million on earnings before tax of $455.8 million, compared to a net income tax expense of $43.1 million on earnings before tax of $310.9 million for Q3 2025. For YTD 2026, we had a net income tax expense of $175.4 million on earnings before tax of $1,153.7 million, compared to a net income tax expense of $116.9 million on earnings before tax of $681.9 million for YTD 2025.

Our Q3 2026 and YTD 2026 net income tax expenses included $8.4 million of discrete tax benefit related to the acceptance of certain subsidiaries into a bilateral advance pricing arrangement for the 2025 to 2029 fiscal years, offset in part by a $3.8 million tax expense for tax uncertainties relating to another of our subsidiaries. Our YTD 2026 net income tax expense also included $16.2 million of income taxes related to Pillar Two global minimum tax legislation (GMT).

Our Q3 2025 and YTD 2025 net income tax expenses included $13.3 million and $27.2 million, respectively, of income taxes related to GMT.

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

    In 2021, the Romanian tax authorities issued a final assessment in the aggregate amount of approximately 31 million Romanian leu (approximately $7 million at Q3 2026 period-end exchange rates), for additional income and value-added taxes for our Romanian subsidiary for the 2014 to 2018 tax years. In order to advance our case to the appeals phase and reduce or eliminate potential interest and penalties, we paid the Romanian tax authorities the full amount assessed in 2021 (without agreement to all or any portion of such assessment). We believe that our originally-filed tax return positions are in compliance with applicable Romanian tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes.

We are under examination by the Thailand tax authorities for tax years 2019 and 2020. The examination may lead to adjustments to our taxes with respect to the years under examination as well as other subsequent periods.

In 2024, the Thailand tax authorities issued an assessment letter seeking to impose additional value-added taxes and surcharges in the aggregate amount of approximately 403 million Thai baht (approximately $12 million at Q3 2026 period-end exchange rates) for our Thailand subsidiary for the 2019 tax year. We believe that our original positions with respect to the value-added taxes are in compliance with applicable Thailand tax laws and regulations, and continue to vigorously defend our position through all necessary appeals or other judicial processes. A bank guarantee has been issued for the maximum potential liability.

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

Net earnings:

    Net earnings for Q3 2026 of $397.2 million increased $129.4 million compared to Q3 2025, primarily due to $224.7 million in higher gross profit and $18.7 million in higher interest income (see "Interest income" above), partially offset by $79.8 million in higher SG&A expense, $15.5 million in higher income tax expense, and $14.8 million in higher R&D expenses. Net earnings for YTD 2026 of $978.3 million increased $413.3 million compared to YTD 2025, primarily due to $594.5 million in higher gross profit, partially offset by $103.9 million in higher SG&A expense, $58.5 million in higher income tax expense, and $50.7 million in higher R&D. See "Gross Profit" and "SG&A" above for description of changes in our gross profit and SG&A, respectively, in Q3 2026 and YTD 2026 compared to the respective prior year periods. Higher R&D expenses in Q3 2026 and YTD 2026 were to support the growth of our HPS business. Increases in income tax expenses in Q3 2026 and YTD 2026 compared to respective prior year periods were driven by higher earnings before income taxes in Q3 2026 and YTD 2026.

Liquidity and Capital Resources

Liquidity

    The following tables set forth key liquidity metrics for the periods indicated (in millions):

	September 30	December 31
	2026	2025
Cash and cash equivalents	$3,961.3	$595.6
Borrowings under credit facility*	735.6	723.7
* Excludes ordinary course L/Cs.

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net cash provided by operating activities	$389.7	$126.2	$1,156.9	$408.9
Net cash used in investing activities	(262.2)	(37.3)	(746.9)	(109.0)
Net cash provided by (used in) financing activities	3,298.1	(96.8)	2,955.7	(417.3)

Changes in non-cash working capital items (included in operating activities above):
A/R	$(424.9)	$(151.5)	$(1,125.0)	$(370.3)
Inventories	(1,108.0)	(128.6)	(2,321.7)	(286.1)
Other current assets	(22.9)	(0.9)	(10.2)	(7.3)
A/P, accrued and other current liabilities, provisions and income taxes payable	1,493.8	188.6	3,590.5	504.8
Working capital changes	$(62.0)	$(92.4)	$133.6	$(158.9)

Cash provided by operating activities:

In YTD 2026, we generated $1,156.9 million of net cash from operating activities, primarily due to net earnings of $978.3 million, favorable changes in working capital of $133.6 million and non-cash expenses added back to net earnings, partially offset by non-cash recoveries (including favorable TRS FVAs of $83.2 million). Our favorable working capital changes in YTD 2026 were primarily driven by an increase in A/P balances in YTD 2026, largely offset by the increases in A/R and inventory balances in YTD 2026. A/P balances increased in YTD 2026 primarily due to our business growth, as well as timing of payments and purchases. A/R balances increased in YTD 2026 primarily due to timing and volume of revenue and collections. Inventory balances increased in YTD 2026, to support the increase in our customer demand and our anticipated revenue growth. Net cash provided by operating activities for YTD 2026 increased $748.0 million compared to YTD 2025, primarily driven by an increase in cash earnings and the favorable changes in working capital requirements.

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

    A reconciliation of non-GAAP free cash flow to cash provided by operating activities measured under GAAP is set forth below (in millions):

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
GAAP cash provided by operations	$389.7	$126.2	$1,156.9	$408.9
Purchase of property, plant and equipment, net of sales proceeds	(262.2)	(37.3)	(744.4)	(106.5)
Non-GAAP free cash flow	$127.5	$88.9	$412.5	$302.4

Our non-GAAP free cash flow of $412.5 million for YTD 2026 increased $110.1 million compared to YTD 2025, primarily due to $748.0 million in higher cash generated from operations (as described above), partially offset by $637.9 million in higher purchases of property, plant and equipment (see "Cash used in investing activities" below), net of sales proceeds.

We expect a net use of cash in 2027 driven by higher working capital requirements and capital expenditures to support our business growth. See "Capital Expenditures" below.

Cash used in investing activities:

Our capital expenditures for YTD 2026 were $767.4 million (YTD 2025 — $106.5 million). Our capital expenditures for YTD 2026 were primarily to support revenue growth in our CCS business and expand our manufacturing facilities in various geographies (including our Thailand and U.S. facilities).

Cash provided by and used in financing activities:

Common Share repurchases:

See "Summary of Q3 2026 and Year-to-Date Period" above for a table detailing Common Share repurchases for the periods indicated.

Net proceeds from issuance of capital stock under Public Offering:

On August 7, 2026, we completed the Public Offering and issued an aggregate of 11,129,031 Common Shares at a price of $310 per share. In connection with the Public Offering, we received proceeds of $3,391.3 million, net of underwriting discounts and offering expenses of $58.7 million. We expect to use the net proceeds from this Public Offering for working capital and to support investments in capital expenditures, in addition to other general corporate purposes. See "Recent Developments — Public Offering".

Principal payments of finance leases:

In YTD 2026, we paid $7.3 million (YTD 2025 — $7.6 million) in principal payment of finance leases.

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

SBC cash settlements:

In YTD 2026, we made a cash payment of $373.6 million for withholding taxes in connection with the SBC awards that vested during such period (YTD 2025 — $156.0 million).

Financing and finance costs:

Credit Agreement

We are party to a credit agreement (Credit Facility) with Bank of America, N.A., as Administrative Agent, and the lenders party thereto, which, as amended in April 2026 (April 2026 Amendment), includes a term loan in the original principal amount of $250.0 million (Term A Loan), a term loan in the original principal amount of $500.0 million (Term B Loan), and a $1,750.0 million revolving credit facility (Revolver). Prior to the April 2026 Amendment, the Credit Facility included a term loan in the original principal amount of $250.0 million (Refinanced Term A Loan), the Term B Loan, and commitments of $750.0 million under the Revolver. The Refinanced Term A Loan was fully repaid at closing of the April 2026 Amendment, using a substantial portion of the proceeds of the Term A Loan. Notwithstanding the repayment of the Refinanced Term A Loan in full and its replacement with the Term A Loan, for accounting purposes, this transaction was treated as a non-substantial modification of the Refinanced Term A Loan. Term A Loan (or its predecessor term loan, the Refinanced Term A Loan) and the Term B Loan are referred to as the "Term Loans."

The Term A Loan and the Revolver each mature in April 2031. The Term B Loan matures in June 2031. The Term A Loan requires quarterly principal repayments of $3.125 million. The Term B Loan requires quarterly principal repayments of $1.250 million. Both Term Loans require a lump sum repayment of the remainder outstanding at maturity.

See note 8 to the Q3 2026 Interim Financial Statements for a description of additional terms of the Credit Facility under the April 2026 Amendment. See note 11 to the 2025 AFS for a description of the Credit Facility terms prior to the April 2026 Amendment.

Activity under our Credit Facility during YTD 2026 is set forth below (in millions):

	Revolver (Excluding L/C)	Term Loans
Outstanding balances as of December 31, 2025	$—	$723.7
Amount borrowed in Q1 2026	170.0	—
Amount repaid in Q1 2026	(170.0)	(4.375)	(1)
Amount borrowed in Q2 2026	430.0	250.0	(2)
Amount repaid in Q2 2026	(430.0)	(229.3)	(3)
Amount borrowed in Q3 2026	210.0	—
Amount repaid in Q3 2026	(210.0)	(4.375)	(1)
Outstanding balances as of September 30, 2026	$—	$735.6
(1)    Represents scheduled quarterly principal repayments under the Term Loans.
(2)    Represents borrowings under the Term A Loan.
(3)    Represents the repayment and termination of the Refinanced Term A Loan and the scheduled quarterly principal repayment under the Term B Loan.

Interest we paid under the Credit Facility (included in "net cash provided by operating activities"), including the impact of our interest rate swap agreements (described in "Capital Resources" below), was $32.8 million in YTD 2026 (YTD 2025 — $33.4 million). Interest rates for outstanding borrowings under the Credit Facility at September 30, 2026 are described under "Capital Resources" below. Any increase in prevailing interest rates, margins, or amounts borrowed, would cause our interest expense to increase. Under the Credit Facility, we are required to pay a commitment fee on the unused portion of the Revolver. Commitment fees paid in YTD 2026 were $3.0 million (YTD 2025 — $2.3 million). During YTD 2026, we paid $6.4 million in debt issuance costs related to the April 2026 Amendment.

In YTD 2026, we paid $10.8 million (YTD 2025 — $2.6 million) in interest costs under our TRS Agreement (included in "net cash provided by operating activities").

See "Operating Results — Finance costs" above for a description of finance costs incurred in Q3 2026, YTD 2026 and the respective prior year periods.

A/R sales program and customer SFPs

We are party to an agreement with a bank to sell up to $1,000.0 million (as amended in September 2026 to increase the previous limit of $450.0 million) in A/R on an uncommitted, revolving basis, subject to pre-determined limits by customer. This agreement provides for automatic annual one-year extensions. This agreement may be terminated at any time by the bank or by us upon 3 months' prior notice, or by the bank upon specified defaults. We also participate in SFPs with certain customers in our ATS segment, pursuant to which we sell A/R from the relevant customer to banks on an uncommitted basis to receive earlier payment. The SFPs have indefinite terms and may be terminated at any time by the customer or by us upon specified prior notice. A/R are sold under these arrangements net of discount charges. As our A/R sales program and the SFPs are on an uncommitted basis, there can be no assurance that any of the banks will purchase any of the A/R we intend to sell to them thereunder. However, as the A/R that we offer to sell under these programs are largely from customers we deem to be creditworthy, we believe that such offers will continue to be accepted. During Q3 2026 and YTD 2026, we sold A/R aggregating $1,297.5 million and $2,176.9 million, respectively, under our A/R sales program and customer SFPs (Q3 2025 — $11.3 million; YTD 2025 — $22.1 million). See "Operating Results — Finance costs" above for detail of discount charges we incurred under the A/R sales program and customer SFPs. Proceeds from sold A/R, net of discount charges, were included in "net cash provided by operating activities". At September 30, 2026, $700.8 million of sold A/R under our A/R sales program remained outstanding (December 31, 2025 — nil). We vary the amounts we offer to sell under our A/R sales program and customer SFPs depending on our short-term ordinary course cash requirements.

Public Offering

See "Net proceeds from issuance of capital stock under Public Offering" above for a description of the Public Offering and related underwriting discounts and offering expenses.

Cash requirements:

Our working capital requirements can vary significantly from month-to-month due to a range of business factors, including the ramping of new programs, expansion of our services and business operations, timing of purchases, higher levels of inventory for new programs and anticipated customer demand, timing of payments and A/R collections, and customer forecasting variations. The international scope of our operations may also create working capital requirements in certain countries while other countries generate cash in excess of working capital needs. Moving cash between countries on a short-term basis to fund working capital is not always expedient due to local currency regulations, tax considerations, and other factors. As a result, we make intra-quarter borrowings and repayments under the Revolver (Intra-Quarter B/Rs) (see "Financing and finance costs — Credit Agreement" above for Intra-Quarter B/Rs we made in YTD 2026), sell A/R through our A/R sales program, and/or participate in available customer SFPs when deemed necessary or desirable to effectively manage our short-term liquidity and working capital requirements. The timing and the amounts we borrow or repay under these facilities can vary significantly from month-to-month depending upon our cash requirements.

Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we continue to believe that our current and projected sources of liquidity will be sufficient to fund our anticipated liquidity needs for the next twelve months and beyond. Specifically, we believe that cash flow from operating activities, together with cash on hand (including the net proceeds we received from issuance of capital stock under the Public Offering), availability under the Revolver ($1,739.3 million at September 30, 2026), potential availability under uncommitted intraday and overnight bank overdraft facilities, and cash from accepted sales of A/R, will be sufficient to fund our anticipated working capital needs, planned capital spending, contractual obligations and other cash requirements (including any required SBC share repurchases and SBC cash settlements, debt repayments and finance costs). See "Capital Resources" below. Notwithstanding the foregoing, although we anticipate that we will be able to repay or refinance outstanding obligations under our Credit Facility when they mature, there can be no assurance we will be able to do so, or that the terms of any refinancing will be favorable. In addition, we may require additional capital in the future to fund capital expenditures, acquisitions, strategic transactions or other investments. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our objectives, operating performance, economic and capital market conditions and other relevant circumstances. Our operating performance may also be affected by matters discussed under Item 1A, Risk Factors of our 2025 10-K. These risks and uncertainties may adversely affect our long-term liquidity.

There have been no material changes to the information set forth under "Contractual Obligations" and "Additional Commitments" of the "Liquidity" section of Item 7, MD&A of our 2025 10-K.

Financing Arrangements:

    See "Financing and finance costs — Credit Agreement" above for interest and commitment fees paid under our Credit Facility in YTD 2026. Annual interest expense and fees under the Credit Facility, including the impact of our interest rate swap agreements, based on amounts and swap agreements outstanding at September 30, 2026 are approximately $47 million. We expect to fund our finance costs with cash on hand.

    We do not believe that the aggregate amounts outstanding under our Credit Facility at September 30, 2026 ($735.6 million under the Term Loans and $10.7 million in ordinary course L/Cs), had or will have a material adverse impact on our liquidity, our results of operations or financial condition. In addition, we do not believe that Intra-Quarter B/Rs have had (or future Intra-Quarter B/Rs will have) a material adverse impact on our liquidity, results of operations or financial condition. See "Capital Resources" below for a description of our available sources of liquidity. See the Credit Facility activity table under "Financing and finance costs — Credit Agreement" above for Intra-Quarter B/Rs during YTD 2026.

However, our current outstanding indebtedness and the mandatory repayment provisions of the Credit Facility (described in note 8 to the Q3 2026 Interim Financial Statements) require us to use a portion of our cash flow to service such debt, and may reduce our ability to fund future capital expenditures and/or acquisitions; limit our ability to obtain additional financing for future investments, working capital, or other corporate purposes; limit our ability to refinance our indebtedness on terms acceptable to us or at all; limit our flexibility to plan for and adjust to changing business and market conditions; increase our vulnerability to general adverse economic and industry conditions; and/or reduce our debt agency ratings. Existing or increased third-party indebtedness could have a variety of other adverse effects, including: (i) default and foreclosure on our assets if refinancing is unavailable on acceptable terms and we have insufficient funds to repay the debt obligations when due; and (ii) acceleration of such indebtedness or cross-defaults if we breach applicable financial or other covenants and such breaches are not waived.

    The Credit Facility contains restrictive covenants that limit our ability to engage in specified types of transactions, and limit share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount, as well as specified financial covenants (described in "Capital Resources" below). Our A/R sales program requires us to comply with certain covenants, including those relating to the fulfillment of payment obligations and restrictions on the sale, assignment or creation of liens, with respect to A/R sold under this agreement. See "Financing and finance costs — A/R sales program and customer SFPs" above for a description of our A/R sales program and customer SFPs.

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

TRS:

We are party to a TRS Agreement with a bank to manage our cash flow requirements and exposure to fluctuations in the price of our Common Shares in connection with the settlement of certain outstanding equity awards under our SBC plans. The value of the TRS Agreement is determined by comparing the market price of our Common Shares to the Strike Price. The counterparty under the TRS Agreement is obligated to make a payment to us upon Settlement based on the increase (if any) in the value of the TRS Agreement over the TRS Agreement’s term, in exchange for periodic payments made by us based on Secured Overnight Financing Rate plus a specified margin applied to the Equity Notional Amount (defined in the TRS Agreement as an amount equal to the product of (i) the number of Common Shares then subject to the TRS Agreement (notional quantity) multiplied by (ii) the Strike Price in effect). Similarly, if the value of the TRS Agreement decreases over the term of the TRS Agreement, we are obligated to pay the counterparty the amount of such decrease upon Settlement. The TRS Agreement does not qualify for hedge accounting.

At September 30, 2026, our TRS Agreement had a notional quantity of 1.25 million Common Shares (December 31, 2025 — 1.25 million Common Shares). The Strike Price of our TRS Agreement in effect at September 30, 2026 was $288.87 per share.

As the interest payments under the TRS Agreement will vary from period to period and the value of our Common Shares upon further Settlement cannot be ascertained in advance, we cannot determine future interest and/or other payments that may be payable by (or to) us with respect to our TRS Agreement. We expect to fund required payments under our TRS Agreement from cash on hand.

Repatriations:

At September 30, 2026, approximately 37% of our cash and cash equivalents were held by foreign subsidiaries outside of Canada, a lower proportion compared to recent prior periods driven by the cash proceeds received in Canada from the Public Offering. We have repatriated and expect to continue repatriating funds from our foreign subsidiaries. Repatriation of certain foreign funds could result in additional tax liabilities under current tax laws. We have recorded tax liabilities in our consolidated financial statements for the anticipated repatriations in the foreseeable future.

Capital Expenditures:

Our capital spending varies each period based on, among other things, the timing of new business wins and forecasted sales levels. We continue to anticipate capital spending for 2026 to be approximately $1 billion. For 2027, we expect capital spending to be between $1.5 billion and $2.0 billion.

Common Share Repurchases and SBC settlements:

We have funded and intend to continue to fund our Common Share repurchases (for cancellation under our NCIBs and to satisfy delivery obligations under SBC plans) and SBC cash settlements from cash on hand, borrowings under the Revolver, or a combination thereof. The timing of, and the amounts paid for, such repurchases and settlements can vary from period to period. See "Summary of Q3 2026 and Year-to-Date Period" above.

Lease Obligations:

At September 30, 2026, we recognized a total of $300.3 million of finance lease and operating lease obligations (December 31, 2025 — $197.2 million). All lease obligations are expected to be funded with cash on hand and through the financing arrangements described below under "Capital Resources".

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

At September 30, 2026, we had cash and cash equivalents of $3,961.3 million (December 31, 2025 — $595.6 million), the majority of which was denominated in U.S. dollars. Our cash and cash equivalents are subject to intra-quarter swings, generally related to the timing of A/R collections, inventory purchases and payments, various capital uses, and debt refinancing or equity issuance.

    As of September 30, 2026, an aggregate of $735.6 million was outstanding under the Term Loans, and other than ordinary course L/Cs, no amounts were outstanding under the Revolver (December 31, 2025 — $723.7 million outstanding under our Term Loans, and other than ordinary course L/Cs, no amounts outstanding under the Revolver). See "Liquidity — Cash provided by and used in financing activities — Financing and finance costs" above for a discussion of amounts borrowed and repaid under our Credit Facility during YTD 2026. Except under specified circumstances, and subject to the payment of breakage costs (if any), we are generally permitted to make voluntary prepayments of outstanding amounts under the Revolver and Term Loans without any other premium or penalty. Repaid amounts on the Term Loans may not be re-borrowed. Repaid amounts on the Revolver may be re-borrowed. At September 30, 2026, we had $1,739.3 million available under the Revolver for future borrowings, reflecting outstanding L/Cs issued under the Revolver (December 31, 2025 — $739.2 million of availability).

    See note 8 to the Q3 2026 Interim Financial Statements for a description of interest rates, margins and commitment fees applicable to borrowings under the Credit Facility, as well as the sub-limits for swing line loans and letters of credit under the Revolver and the accordion feature.

At September 30, 2026, outstanding amounts under the Term A Loan bore interest at term Secured Overnight Financing Rate (Term SOFR) plus 1.50%; outstanding amounts under the Term B Loan bore interest at Term SOFR plus 1.75%.

    In order to partially hedge against our exposure to interest rate variability on our Term Loans, we are party to various agreements with multiple banks to swap the variable interest rate with a fixed rate of interest. At September 30, 2026, associated with the Term A Loan, we had: (i) interest rate swaps with $80.0 million notional amount expiring in June 2027; (ii) interest rate swaps with $40.0 million notional amount expiring in June 2029; and (iii) interest rate swaps with $80.0 million notional amount commencing June 2027 and expiring in June 2029. At September 30, 2026, associated with the Term B Loan, we had: (i) interest rate swaps with $230.0 million notional amount expiring in June 2027; and (ii) interest rate swaps with $230.0 million notional amount commencing in June 2027 and expiring in June 2029. These derivatives when in effective hedge relationships are designated as cash flow hedging instruments.

At September 30, 2026, the interest rate risk related to $385.6 million of borrowings under the Credit Facility was unhedged (December 31, 2025 — $373.7 million), consisting entirely of unhedged amounts outstanding under the Term Loans.

    We are required to comply with certain restrictive covenants under the Credit Facility, including those relating to the incurrence of certain indebtedness, the existence of certain liens, the sale of certain assets, specified investments and payments, sale and leaseback transactions, and certain financial covenants relating to a defined interest coverage ratio and leverage ratio that are tested on a quarterly basis. At September 30, 2026, we were in compliance with all restrictive and financial covenants under the Credit Facility. Our Credit Facility also limits share repurchases for cancellation if our consolidated secured leverage ratio (as defined in such facility) exceeds a specified amount (Repurchase Restriction). The Repurchase Restriction did not prohibit Common Share purchases during Q3 2026 or at September 30, 2026. The obligations under the Credit Facility are guaranteed by us and certain specified subsidiaries. Subject to specified exemptions and limitations, all assets of the guarantors are pledged as security for the obligations under the Credit Facility. The Credit Facility contains customary events of default. If an event of default occurs and is continuing (and is not waived), the Administrative Agent may declare all amounts outstanding under the Credit Facility to be immediately due and payable and may cancel the lenders' commitments to make further advances thereunder. In the event of a payment or other specified defaults, outstanding obligations accrue interest at a specified default rate.

    At September 30, 2026, we had $10.7 million outstanding in L/Cs under the Revolver (December 31, 2025 — $10.8 million). We also arrange bank guarantees and surety bonds outside of the Revolver. At September 30, 2026, we had $52.2 million of bank guarantees and surety bonds outstanding (December 31, 2025 — $38.1 million).

    At September 30, 2026, we also had a total of $211.9 million in uncommitted bank overdraft facilities available for intraday and overnight operating requirements (December 31, 2025 — $198.5 million). There were no amounts outstanding under these overdraft facilities at September 30, 2026 or December 31, 2025.

See "Liquidity — Financing and finance costs — A/R sales program and customer SFPs" above for a description of our A/R sales program and customer SFPs.

The timing and the amounts we borrow and repay under our Revolver (including Intra-Quarter B/Rs) and overdraft facilities, or sell under the SFPs or our A/R sales program, can vary significantly from month-to-month depending on our working capital and other cash requirements.

    Our strategy on capital risk management has not changed significantly since the end of 2025.

Outstanding Share Data

As of October 21, 2026, we had 126,111,808 outstanding Common Shares. As of such date, we also had 38,549 outstanding stock options, 629,216 outstanding RSUs, 777,832 outstanding PSUs assuming vesting of 100% of the target amount granted (PSUs that will vest range from 0% to 200% of the target amount granted), 115,460 outstanding DSUs, and 7,141 outstanding D-RSUs; each vested option or unit entitling the holder thereof to receive one Common Share (or in certain cases, cash) pursuant to the terms thereof, subject to certain time or performance-based vesting conditions.

Unaudited Quarterly Financial Highlights

Q3 2026 compared to Q2 2026:

    Total revenue for Q3 2026 increased $1,131.1 million or 24% compared to Q2 2026. CCS segment revenue increased $1,062.0 million (28%), driven by a $610.0 million (23%) increase in Networking revenue primarily from higher hyperscaler demand in switch programs, along with a $452.0 million (39%) increase in Compute & Storage revenue due to the continued growth in hyperscaler AI compute volumes and strength in our storage programs. ATS segment revenue grew $69.1 million (8%), primarily driven by the revenue acceleration in our Capital Equipment business.

Gross profit increased sequentially by $63.3 million (11%) on higher revenue. However, gross margin decreased from 12.3% to 11.0% primarily due to unfavorable changes in TRS FVAs recorded in cost of sales ($0.9 million loss in Q3 2026 compared to $48.4 million gain in Q2 2026). CCS segment income increased $103.3 million (margin expanded to 8.9% from 8.7%), and ATS segment income increased $6.5 million (margin expanded to 6.6% from 6.3%). Growth in segment income and segment margin of both segments was driven by operating leverage.

Net earnings for Q3 2026 increased $28.4 million sequentially to $397.2 million. This growth was driven by higher gross profit, a $15.9 million increase in interest income resulting from higher cash and cash equivalent balances following the Public Offering, and a $14.2 million reduction in income tax expense primarily due to the acceptance of certain subsidiaries into a bilateral advance pricing arrangement. These benefits were partially offset by a $60.1 million increase in SG&A, primarily driven by unfavorable changes in TRS FVAs ($3.0 million loss in Q3 2026 compared to $55.7 million gain in Q2 2026).

Summary of Selected Q3 2026 Results:

	Q3 2026 Actual	Q3 2026 Guidance
Revenue (in billions)	$5.83	$5.25 to $5.55
GAAP earnings from operations as a % of revenue	7.9%	N/A
GAAP EPS (1)	$3.26	N/A
Adjusted operating margin (non-GAAP)*	8.5%	8.4% at the mid-point of our revenue and adjusted EPS (non-GAAP) guidance ranges
Adjusted EPS (non-GAAP)*	$3.30	$2.88 to $3.08
*    See "Non-GAAP Financial Measures" below.

(1)    GAAP EPS for Q3 2026 included an aggregate charge of $0.26 per share (pre-tax) for employee SBC expense, amortization of intangible assets (excluding computer software), and restructuring charges. See "Operating Results" above and "Non-GAAP Financial Measures" below for per-item charges. This aggregate charge was below our previously communicated Q3 2026 anticipated range of $0.27 to $0.33 per share (pre-tax) for these items, primarily due to the increase in our weighted average number of shares outstanding resulting from the Public Offering. GAAP EPS for Q3 2026 also included $0.03 per share (pre-tax) negative impact attributable to TRS FVAs.

For Q3 2026, our revenue exceeded the high end of our guidance range due to higher than anticipated customer demand and strong operational execution. Stronger than anticipated operating leverage drove our non-GAAP adjusted operating margin to exceed the mid-point of our revenue and non-GAAP adjusted EPS guidance ranges, which, combined with the higher revenue, drove our non-GAAP adjusted EPS to exceed the high end of our guidance range. Our GAAP effective tax rate for Q3 2026 was 13%. Our adjusted effective tax rate (non-GAAP) for Q3 2026 was 18%, lower than our anticipated estimate of approximately 20%, primarily due to favorable profit mix and a discrete tax benefit.

In the Company’s press release dated October 26, 2026, "Celestica Announces Third Quarter 2026 Financial Results and Will Hold 2026 Investor and Analyst Day", under the heading "2026 Annual Outlook Update", management updated its annual financial outlook for 2026. This press release can be accessed under the Company’s profile at www.sedarplus.ca and www.sec.gov. The information included in this press release does not constitute a part of this Q3 2026 10-Q and is not incorporated by reference herein.

Non-GAAP Financial Measures

Management uses non-GAAP financial measures (including ratios based on GAAP financial measures) described herein to (i) assess operating performance, financial leverage and the effective use and allocation of resources, (ii) provide more normalized period-to-period comparisons of operating results, (iii) enhance investors' understanding of the core operating results of our business and (iv) set management incentive targets. We believe the non-GAAP financial measures enable investors to evaluate and compare our results from operations by excluding specific items that we do not consider to be reflective of our core operations, to evaluate cash resources that we generate from our business each period, to analyze operating results using the same measures our chief operating decision maker uses to measure performance, and to help compare our results with those of our competitors. In addition, management believes that the use of adjusted tax expense and adjusted effective tax rate provides additional transparency into the tax effects of our core operations, and is useful to management and investors for historical comparisons and forecasting. These non-GAAP financial measures reflect management’s belief that the excluded items are not indicative of our core operations.

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

Amortization of intangible assets (excluding computer software) consists of non-cash charges for intangible assets that are impacted by the timing and magnitude of acquired businesses. Amortization of intangible assets varies among our competitors, and we believe that excluding these charges permits a helpful comparison of core operating results to our competitors who also generally exclude amortization charges in assessing operating performance.

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

Adjusted ROIC is calculated by dividing annualized adjusted EBIAT by average net invested capital for the period. Net invested capital (calculated in the tables below) is derived from GAAP financial measures, and is defined as total assets less: cash, right-of-use (ROU) assets (operating and finance leases), accounts payable, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable. Management uses adjusted ROIC as a measure to assess the effectiveness of the invested capital we employ to build products or provide services to our customers, by quantifying how well we generate earnings relative to the capital we have invested in our business.

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

The following table sets forth, for the periods indicated, the various non-GAAP financial measures discussed above, and a reconciliation of such non-GAAP financial measures to the most directly comparable financial measures determined under GAAP (in millions, except percentages and per share amounts):

	Three months ended September 30				Nine months ended September 30
	2026		2025		2026		2025
		% of revenue		% of revenue		% of revenue		% of revenue
GAAP revenue	$5,829.7		$3,194.0		$14,575.3		$8,736.0

GAAP gross profit	$640.8	11.0%	$416.1	13.0%	$1,655.5	11.4%	$1,061.0	12.1%
Employee SBC expense	10.7		6.8		33.9		24.2
TRS FVAs: losses (gains)	0.9		(48.5)		(40.0)		(81.6)
Adjusted gross profit (non-GAAP)	$652.4	11.2%	$374.4	11.7%	$1,649.4	11.3%	$1,003.6	11.5%

GAAP SG&A	$118.2	2.0%	$38.4	1.2%	$293.7	2.0%	$189.8	2.2%
Employee SBC expense	(10.6)		(8.8)		(37.2)		(32.6)
TRS FVAs: gains (losses)	(3.0)		64.8		43.2		110.0
Adjusted SG&A (non-GAAP)	$104.6	1.8%	$94.4	3.0%	$299.7	2.1%	$267.2	3.1%

GAAP earnings from operations	$460.0	7.9%	$325.0	10.2%	$1,190.4	8.2%	$726.3	8.3%
Employee SBC expense	21.3		15.6		71.1		56.8
TRS FVAs: losses (gains)	3.9		(113.3)		(83.2)		(191.6)
Amortization of intangible assets (excluding computer software)	10.0		10.0		29.9		29.9
Restructuring and other charges (recoveries)	0.9		4.9		(0.6)		23.3
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$496.1	8.5%	$242.2	7.6%	$1,207.6	8.3%	$644.7	7.4%

GAAP net earnings	$397.2	6.8%	$267.8	8.4%	$978.3	6.7%	$565.0	6.5%
Employee SBC expense	21.3		15.6		71.1		56.8
TRS FVAs: losses (gains)	3.9		(113.3)		(83.2)		(191.6)
Amortization of intangible assets (excluding computer software)	10.0		10.0		29.9		29.9
Restructuring and other charges (recoveries)	0.9		4.9		(0.6)		23.3
Miscellaneous Expense (Income)	(0.2)		1.3		(1.1)		4.4
Adjustments for taxes(1)	(31.0)		(3.2)		(47.4)		(3.4)
Adjusted net earnings (non-GAAP)	$402.1	6.9%	$183.1	5.7%	$947.0	6.5%	$484.4	5.5%

Diluted EPS
Weighted average # of shares (in millions)	121.8		115.9		117.9		116.2
GAAP EPS	$3.26		$2.31		$8.30		$4.86
Adjusted EPS (non-GAAP)	$3.30		$1.58		$8.03		$4.17
# of shares outstanding at period end (in millions)	126.1		115.0		126.1		115.0

GAAP cash provided by operations	$389.7		$126.2		$1,156.9		$408.9
Purchase of property, plant and equipment, net of sales proceeds	(262.2)		(37.3)		(744.4)		(106.5)
Free cash flow (non-GAAP)	$127.5		$88.9		$412.5		$302.4

GAAP ROIC %	60.0%		50.4%		55.9%		39.0%
Adjusted ROIC % (non-GAAP)	64.7%		37.5%		56.7%		34.6%
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

	Three months ended		Nine months ended
	September 30		September 30
	2026	2025	2026	2025
GAAP tax expense	$58.6	$43.1	$175.4	$116.9

Earnings from operations	$460.0	$325.0	$1,190.4	$726.3
Finance costs	(24.1)	(13.8)	(63.3)	(43.2)
Interest income	19.7	1.0	25.5	3.2
Miscellaneous Income (Expense)	0.2	(1.3)	1.1	(4.4)
	$455.8	$310.9	$1,153.7	$681.9

GAAP effective tax rate	13%	14%	15%	17%

Adjusted tax expense (non-GAAP)	$89.6	$46.3	$222.8	$120.3

Adjusted operating earnings (non-GAAP)	$496.1	$242.2	$1,207.6	$644.7
Finance costs	(24.1)	(13.8)	(63.3)	(43.2)
Interest income	19.7	1.0	25.5	3.2
	$491.7	$229.4	$1,169.8	$604.7

Adjusted effective tax rate (non-GAAP)	18%	20%	19%	20%

The following table sets forth, for the periods indicated, our calculation of GAAP ROIC % and non-GAAP adjusted ROIC % (in millions, except GAAP ROIC % and non-GAAP adjusted ROIC %):

	Three months ended		Nine months ended
	September 30		September 30
	2026	2025	2026	2025
GAAP earnings from operations	$460.0	$325.0	$1,190.4	$726.3
Multiplier to annualize earnings	4	4	1.333	1.333
Annualized GAAP earnings from operations	$1,840.0	$1,300.0	$1,586.8	$968.2

Average net invested capital for the period*	$3,066.6	$2,581.6	$2,839.0	$2,482.8

GAAP ROIC %	60.0%	50.4%	55.9%	39.0%

	Three months ended		Nine months ended
	September 30		September 30
	2026	2025	2026	2025
Adjusted operating earnings (adjusted EBIAT) (non-GAAP)	$496.1	$242.2	$1,207.6	$644.7
Multiplier to annualize earnings	4	4	1.333	1.333
Annualized adjusted EBIAT (non-GAAP)	$1,984.4	$968.8	$1,609.7	$859.4

Average net invested capital for the period*	$3,066.6	$2,581.6	$2,839.0	$2,482.8

Adjusted ROIC % (non-GAAP)	64.7%	37.5%	56.7%	34.6%

	September 30 2026	June 30 2026	March 31 2026	December 31 2025
Net invested capital consists of:
Total assets	$15,138.5	$9,787.6	$8,260.0	$7,213.1
Less: cash	3,961.3	535.7	378.0	595.6
Less: ROU assets (operating and finance leases)	274.5	218.5	199.9	173.1
Less: A/P, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	7,682.3	6,120.7	5,021.7	3,882.0
Net invested capital at period end*	$3,220.4	$2,912.7	$2,660.4	$2,562.4

	September 30 2025	June 30 2025	March 31 2025	December 31 2024
Net invested capital consists of:
Total assets	$6,606.7	$6,241.1	$5,834.9	$5,988.2
Less: cash	305.9	313.8	303.0	423.3
Less: ROU assets (operating and finance leases)	178.9	174.9	178.6	180.8
Less: A/P, accrued and other current liabilities and provisions (excluding finance and operating lease liabilities) and income taxes payable	3,445.4	3,265.7	3,000.3	2,969.2
Net invested capital at period end*	$2,676.5	$2,486.7	$2,353.0	$2,414.9

*    We use a two-point average to calculate average net invested capital for the quarter and a four-point average to calculate average net invested capital for the nine-month period. Average net invested capital for Q3 2026 is the average of net invested capital at September 30, 2026 and June 30, 2026 and average net invested capital for YTD 2026 is the average of net invested capital at September 30, 2026, June 30, 2026, March 31, 2026 and December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks associated with financial instruments and otherwise. Except as set forth below, there have been no material changes to our primary market risk exposures or our management of such exposures during YTD 2026 from the description set forth in note 18 to our 2025 AFS, under "Capital Resources" in Item 7, MD&A of the 2025 10-K and in Item 7A, Quantitative and Qualitative Disclosures About Market Risk of the 2025 10-K.

Currency risk: We enter into foreign currency forward contracts and swaps to hedge our foreign currency risk related to anticipated future cash flows and monetary assets and liabilities denominated in foreign currencies, generally for periods of up to 12 months, which is intended to reduce the foreign currency risk related to our operating costs and future cash flows denominated in foreign currencies. The fair value of the outstanding contracts at September 30, 2026 was a net unrealized loss of $26.6 million (December 31, 2025 — net unrealized gain of $13.2 million), resulting from fluctuations in foreign exchange rates between the contract execution and the period-end date.

Equity price risk: See "Liquidity — Cash requirements — TRS" above for a description of the TRS Agreement. If the value of the TRS Agreement decreases over its term, we are obligated to pay the counterparty the amount of such decrease upon Settlement. As a result, the TRS Agreement is subject to equity price risk. In December 2025, we re-struck our TRS Agreement with the Strike Price of $288.87 per share. At September 30, 2026, our TRS Agreement had a notional quantity of 1.25 million Common Shares (December 31, 2025 — 1.25 million Common Shares). A one dollar decrease in our Common Share price would decrease the value of the TRS Agreement at September 30, 2026 by $1.3 million. At September 30, 2026, the fair value of the TRS Agreement was an unrealized gain of $90.4 million (December 31, 2025 — an unrealized gain of $7.2 million).

Interest rate risk: Borrowings under the Credit Facility bear interest at specified rates, plus specified margins (described in note 8 to the Q3 2026 Interim Financial Statements and note 11 to our 2025 AFS). In order to partially hedge against our exposure to interest rate variability on our Term Loans, we have entered into various agreements with multiple banks to swap the variable interest rate with a fixed rate of interest for a portion of the borrowings under our Term Loans. At September 30, 2026, the fair value of our interest rate swap agreements was a net unrealized gain of $10.4 million (December 31, 2025 — a net unrealized loss of $2.4 million). A downward shift of the forward interest rate curve would decrease the fair value of these swap agreements. A one-percentage point increase in relevant interest rates would increase interest expense, based on outstanding borrowings under the Credit Facility at September 30, 2026, by $3.9 million annually, including the impact of our interest rate swap agreements, and by $7.4 million annually, without accounting for such agreements.

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

Management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures are effective to meet the requirements of Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act.

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

Changes in internal control over financial reporting:

There were no changes in our internal control over financial reporting during Q3 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding our legal proceedings, see note 17 to our Q3 2026 Interim Financial Statements, and "Operating Results — Income taxes and tax contingencies" in Part I, Item 2 above for a description of the ongoing Romanian income and value-added tax matter and Thailand tax matters, which are incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity during the quarter ended September 30, 2026 related to its equity securities registered pursuant to Section 12 of the U.S. Exchange Act:

Period	(a) Total Number of Common Shares Purchased (in millions)	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or programs (in millions)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1 — 31, 2026	—	$—	—	5.5
August 1 — 31, 2026	0.1	$309.67	0.1	5.4
September 1 — 30, 2026	—	$—	—	5.4
Total	0.1	$309.67	0.1
(1)    On October 29, 2025, the TSX accepted our notice to launch an NCIB (2025 NCIB). The 2025 NCIB allows us to repurchase, at our discretion, from November 3, 2025 until the earlier of November 2, 2026 or the completion of purchases thereunder, up to 5,722,527 of our Common Shares in the open market, or as otherwise permitted, subject to the normal terms and limitations of such bids and compliance with applicable securities laws, TSX rules, and the volume and other limitations under Rule 10b-18 under the Exchange Act. The maximum number of Common Shares we are permitted to repurchase for cancellation under the 2025 NCIB will be reduced by the number of Common Shares we arrange to be purchased by any non-independent broker in the open market during its term to satisfy delivery obligations under our SBC plans, if any. In August 2026, under the 2025 NCIB, we repurchased 0.1 million Common Shares through a non-independent broker for delivery obligations under our SBC plans.

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Regulation S-K Item 408(a)) during the Company’s fiscal quarter ended September 30, 2026.

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
10.1*
Fourth Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of March 31, 2023, among Celestica LLC, Celestica Holdings Pte Ltd., Celestica Hong Kong Ltd., Celestica (Romania) S.R.L., Celestica Japan KK, Celestica Oregon LLC, Celestica Electronics (M.) Sdn. Bhd, Celestica Precision Machining Ltd., and Celestica International LP, as Sellers, Celestica Inc., as Servicer, and Credit Agricole Corporate and Investment Bank, New York Branch and Credit Agricole Corporate and Investment Bank (Canada Branch), as Purchasers
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

CELESTICA INC.

Date: October 26, 2026	By:	/s/ Robert A. Mionis
	Name:	Robert A. Mionis
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2026	By:	/s/ Todd Ankenmann
	Name:	Todd Ankenmann
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)